Form 10-Q
period 2019-06-30
EL PASO ELECTRIC CO /TX/
filed 2019-08-07
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-14206
El Paso Electric Company
(Exact name of registrant as specified in its charter)

Texas		74-0607870
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Stanton Tower
100 North Stanton Street
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
As of July 31, 2019, there were 40,791,016 shares of the Company’s common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ASU	Accounting Standards Update
Company	El Paso Electric Company
DOE	U.S. Department of Energy
El Paso	City of El Paso, Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Four Corners	Four Corners Generating Station
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
GAAP	U.S. Generally Accepted Accounting Principles
IIF	Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc.
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
Merger	Merger of Merger Sub with and into the Company with the Company as the surviving corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub, dated June 1, 2019
Merger Consideration	The right to receive $68.25 in cash per share of common stock, without interest, on and subject to the terms and conditions set forth in the Merger Agreement
Merger Sub	Sun Merger Sub Inc.
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NDT	The Company's Palo Verde nuclear decommissioning trust funds
Newman	The Company's Newman Power Station
NMPRC	New Mexico Public Regulation Commission
O&M	Operations and maintenance
Parent	Sun Jupiter Holdings LLC
Palo Verde	Palo Verde Generating Station
PCBs	Pollution Control Refunding Revenue Bonds
PUCT	Public Utility Commission of Texas
RCF	The Company's Revolving Credit Facility
REA	New Mexico Renewable Energy Act

(i)

Abbreviations, Acronyms or Defined Terms	Terms

RGRT	Rio Grande Resources Trust II
Rio Grande	The Company's Rio Grande Power Station
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
TCJA	The federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
U.S.	United States
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831
2018 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2018

(ii)

EL PASO ELECTRIC COMPANY

(iii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,289,327	$4,181,409
Less accumulated depreciation and amortization	(1,431,163)	(1,391,266)
Net plant in service	2,858,164	2,790,143
Construction work in progress	174,148	169,327
Nuclear fuel; includes fuel in process of $58,376 and $62,833, respectively	196,722	198,280
Less accumulated amortization	(71,878)	(72,703)
Net nuclear fuel	124,844	125,577
Net utility plant	3,157,156	3,085,047
Current assets:
Cash and cash equivalents	12,880	12,900
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,471 and $2,070, respectively	95,842	77,855
Inventories, at cost	58,836	55,432
Regulatory assets	6,529	6,972
Prepayments and other	35,823	20,375
Total current assets	209,910	173,534
Deferred charges and other assets:
Decommissioning trust funds	308,064	276,905
Regulatory assets	73,673	74,848
Other	17,443	18,168
Total deferred charges and other assets	399,180	369,921
Total assets	$3,766,246	$3,628,502

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	June 30, 2019	December 31, 2018
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,281,761 and 65,707,156 shares issued, and 146,927 and 121,532 restricted shares, respectively	$64,429	$65,829
Capital in excess of stated value	321,506	328,480
Retained earnings	1,212,962	1,227,471
Accumulated other comprehensive loss, net of tax	(35,693)	(38,784)
	1,563,204	1,582,996
Treasury stock, 23,665,296 and 25,147,567 shares, respectively, at cost	(394,199)	(418,893)
Common stock equity	1,169,005	1,164,103
Long-term debt, net of current portion	1,385,917	1,285,980
Total capitalization	2,554,922	2,450,083
Current liabilities:
Current maturities of long-term debt	—	99,239
Short-term borrowings under the revolving credit facility	160,773	49,207
Accounts payable, principally trade	56,773	58,150
Taxes accrued	30,713	37,139
Interest accrued	13,427	16,478
Regulatory liabilities	24,454	14,686
Other	42,122	38,356
Total current liabilities	328,262	313,255
Deferred credits and other liabilities:
Accumulated deferred income taxes	333,305	325,133
Accrued pension liability	82,813	87,259
Accrued post-retirement benefit liability	25,630	24,575
Asset retirement obligation	105,585	101,108
Regulatory liabilities	298,507	298,570
Other	37,222	28,519
Total deferred credits and other liabilities	883,062	865,164
Commitments and contingencies
Total capitalization and liabilities	$3,766,246	$3,628,502
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenues	$203,075	$236,796	$377,438	$412,509
Operating expenses:
Fuel and purchased power	32,106	53,463	80,432	105,651
Operations and maintenance	81,308	88,855	161,721	169,015
Depreciation and amortization	25,220	23,958	50,346	47,772
Taxes other than income taxes	18,103	17,381	34,292	32,888
	156,737	183,657	326,791	355,326
Operating income	46,338	53,139	50,647	57,183
Other income (deductions):
Allowance for equity funds used during construction	514	718	1,515	1,638
Investment and interest income, net	13,014	11,072	36,721	16,227
Miscellaneous non-operating income	3,090	3,072	6,138	6,208
Strategic transaction costs	(5,675)	—	(5,675)	—
Miscellaneous non-operating deductions	(2,328)	(2,769)	(4,685)	(5,512)
	8,615	12,093	34,014	18,561
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,263	18,194	37,252	36,182
Other interest	5,810	5,115	11,043	9,769
Capitalized interest	(1,457)	(1,365)	(2,989)	(2,579)
Allowance for borrowed funds used during construction	(1,062)	(772)	(2,034)	(1,670)
	21,554	21,172	43,272	41,702
Income before income taxes	33,399	44,060	41,389	34,042
Income tax expense	7,273	10,765	9,174	7,713
Net income	$26,126	$33,295	$32,215	$26,329

Basic earnings per share	$0.64	$0.82	$0.79	$0.65

Diluted earnings per share	$0.64	$0.82	$0.79	$0.65

Dividends declared per share of common stock	$0.385	$0.360	$0.745	$0.695
Weighted average number of shares outstanding	40,602,343	40,517,713	40,592,693	40,504,526
Weighted average number of shares and dilutive potential shares outstanding	40,696,007	40,647,799	40,679,934	40,618,045

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	June 30,
	2019	2018
Operating revenues	$868,532	$906,128
Operating expenses:
Fuel and purchased power	203,890	234,229
Operations and maintenance	327,589	327,836
Depreciation and amortization	98,956	94,186
Taxes other than income taxes	72,404	70,756
	702,839	727,007
Operating income	165,693	179,121
Other income (deductions):
Allowance for equity funds used during construction	3,330	3,122
Investment and interest income, net	38,871	33,761
Miscellaneous non-operating income	12,753	12,466
Strategic transaction costs	(5,675)	—
Miscellaneous non-operating deductions	(11,153)	(11,594)
	38,126	37,755
Interest charges (credits):
Interest on long-term debt and revolving credit facility	76,494	72,378
Other interest	19,164	18,866
Capitalized interest	(5,893)	(4,963)
Allowance for borrowed funds used during construction	(3,976)	(3,143)
	85,789	83,138
Income before income taxes	118,030	133,738
Income tax expense	27,829	41,225
Net income	$90,201	$92,513

Basic earnings per share	$2.22	$2.28

Diluted earnings per share	$2.21	$2.27

Dividends declared per share of common stock	$1.465	$1.365
Weighted average number of shares outstanding	40,565,007	40,467,231
Weighted average number of shares and dilutive potential shares outstanding	40,673,144	40,594,049

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Net income	$26,126	$33,295	$32,215	$26,329	$90,201	$92,513
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	(5,898)	12,634
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,184)	(2,414)	(4,370)	(4,830)	(9,197)	(9,658)
Net loss	865	1,575	1,708	3,150	4,945	6,538
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	2,806	(1,253)	5,277	(3,961)	5,166	9,135
Reclassification adjustments for net (gains) losses included in net income	141	147	970	665	1,750	(2,604)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	150	140	298	279	587	549
Total other comprehensive income (loss) before income taxes	1,778	(1,805)	3,883	(4,697)	(2,647)	16,594
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	296	190	561	346	2,250	(3,723)
Net unrealized (gains) losses on marketable securities	(607)	221	(1,272)	656	(1,405)	(1,277)
Losses on cash flow hedges	(33)	(31)	(81)	(81)	(145)	(179)
Total income tax benefit (expense)	(344)	380	(792)	921	700	(5,179)
Other comprehensive income (loss), net of tax	1,434	(1,425)	3,091	(3,776)	(1,947)	11,415
Comprehensive income	$27,560	$31,870	$35,306	$22,553	$88,254	$103,928
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Unaudited)
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2018	65,828,688	$65,829	$328,480	$1,227,471	$(38,784)	25,147,567	$(418,893)	$1,164,103
Restricted common stock grants and deferred compensation			(1,328)			(31,461)	524	(804)
Performance share awards vested			1,478			(39,923)	665	2,143
Stock awards withheld for taxes			(430)			12,425	(207)	(637)
Forfeited restricted common stock						2,566	(43)	(43)
Compensation paid in shares			28			(669)	11	39
Net income				6,089				6,089
Other comprehensive income					1,657			1,657
Common stock, dividends declared, $0.36 per share				(14,658)				(14,658)
Balances at March 31, 2019	65,828,688	$65,829	$328,228	$1,218,902	$(37,127)	25,090,505	$(417,943)	$1,157,889
Restricted common stock grants and deferred compensation			(1,205)			(24,500)	408	(797)
Compensation paid in shares			35			(709)	12	47
Net income				26,126				26,126
Retirement of treasury shares	(1,400,000)	(1,400)	(5,552)	(16,372)		(1,400,000)	23,324	—
Other comprehensive income					1,434			1,434
Common stock, dividends declared, $0.385 per share				(15,694)				(15,694)
Balances at June 30, 2019	64,428,688	$64,429	$321,506	$1,212,962	$(35,693)	23,665,296	$(394,199)	$1,169,005

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (Continued)
(Unaudited)
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2017	65,828,688	$65,829	$326,117	$1,159,667	$11,058	25,244,350	$(420,506)	$1,142,165
Restricted common stock grants and deferred compensation			(560)			(30,800)	513	(47)
Performance share awards vested			360			(68,379)	1,139	1,499
Stock awards withheld for taxes			(725)			20,389	(339)	(1,064)
Forfeited restricted common stock						2,391	(40)	(40)
Compensation paid in shares			35			(1,008)	17	52
Cumulative effect adjustment for financial instruments				41,028	(41,028)			—
Net loss				(6,966)				(6,966)
Other comprehensive loss					(2,351)			(2,351)
Common stock, dividends declared, $0.335 per share				(13,615)				(13,615)
Balances at March 31, 2018	65,828,688	$65,829	$325,227	$1,180,114	$(32,321)	25,166,943	$(419,216)	$1,119,633
Restricted common stock grants and deferred compensation			777			(31,009)	517	1,294
Forfeited restricted common stock						335	(5)	(5)
Compensation paid in shares			38			(902)	14	52
Net income				33,295				33,295
Other comprehensive loss					(1,425)			(1,425)
Common stock, dividends declared, $0.36 per share				(14,642)				(14,642)
Balances at June 30, 2018	65,828,688	$65,829	$326,042	$1,198,767	$(33,746)	25,135,367	$(418,690)	$1,138,202

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$32,215	$26,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	50,346	47,772
Amortization of nuclear fuel	20,192	19,570
Deferred income taxes, net	7,656	4,204
Allowance for equity funds used during construction	(1,515)	(1,638)
Other amortization and accretion	8,311	10,350
Net gains on decommissioning trust funds	(21,215)	(593)
Other operating activities	(82)	11
Change in:
Accounts receivable	(17,536)	(23,516)
Inventories	(3,631)	1,906
Prepayments and other	(15,625)	(8,192)
Accounts payable	(1,246)	(6,405)
Taxes accrued	(6,566)	(4,460)
Interest accrued	(3,051)	279
Net over-collection of fuel revenues	10,700	984
Other current liabilities	2,696	10,274
Deferred charges and credits	(4,069)	(2,448)
Net cash provided by operating activities	57,580	74,427
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(112,389)	(117,349)
Cash additions to nuclear fuel	(16,764)	(18,930)
Insurance proceeds received for equipment	—	5,351
Capitalized interest and AFUDC:
Utility property, plant and equipment	(3,549)	(3,308)
Nuclear fuel and other	(2,989)	(2,579)
Allowance for equity funds used during construction	1,515	1,638
Decommissioning trust funds:
Purchases, including funding of $1.1 million and $1.1 million, respectively	(54,258)	(47,896)
Sales and maturities	50,560	44,933
Other investing activities	657	2,134
Net cash used for investing activities	(137,217)	(136,006)
Cash flows from financing activities:
Dividends paid	(30,352)	(28,257)
Borrowings under the revolving credit facility:
Proceeds	368,330	419,559
Payments	(256,764)	(512,647)
Pollution control bonds:
Proceeds	100,600	—
Payments	(100,600)	—
Proceeds from issuance of senior notes	—	125,000
Proceeds from issuance of RGRT senior notes	—	65,000
Other financing activities	(1,597)	(2,143)
Net cash provided by financing activities	79,617	66,512
Net increase (decrease) in cash and cash equivalents	(20)	4,933
Cash and cash equivalents at beginning of period	12,900	6,990
Cash and cash equivalents at end of period	$12,880	$11,923
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2018 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2019 and December 31, 2018; the results of its operations and comprehensive operations for the three, six and twelve months ended June 30, 2019 and 2018; changes in common stock equity for the three and six months ended June 30, 2019 and 2018; and its cash flows for the six months ended June 30, 2019 and 2018. The results of operations, comprehensive operations and the changes in common stock equity for the three and six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018, are not necessarily indicative of the results to be expected for the full calendar year.
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
Operating Revenues. The Company accrues revenues for services rendered, including unbilled electric service revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $35.1 million at June 30, 2019 and $21.6 million at December 31, 2018.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
New Accounting Standards to be Adopted in the Future
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company is currently in the process of evaluating the impact of the new standard, which includes continuing to monitor activities of the FASB, including the impact of ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)
	Six Months Ended
	June 30,
	2019	2018
Cash paid for:
Interest on long-term debt and borrowings under the revolving credit facility	$35,636	$35,706
Income tax paid, net	2,271	1,636
Non-cash investing and financing activities:
Changes in accrued plant additions	(130)	(906)
Grants of restricted shares of common stock	932	1,030
Issuance of performance shares	2,143	1,499
Non-cash operating activities:
Operating lease liabilities arising from obtaining ROU assets	6,054	—

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
The following table disaggregates revenue from contracts with customers, for the three, six and twelve months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Retail	$183,659	$220,980	$315,785	$367,607	$737,854	$812,522
Wholesale	13,939	10,957	49,630	35,101	105,202	71,610
Wheeling (transmission)	4,851	4,147	10,856	8,433	21,449	17,732
Total revenues from contracts with customers	202,449	236,084	376,271	411,141	864,505	901,864
Other	626	712	1,167	1,368	4,027	4,264
Total operating revenues	$203,075	$236,796	$377,438	$412,509	$868,532	$906,128

Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $0.5 million, $0.7 million and $2.5 million of uncollectible expense for the three, six and twelve months ended June 30, 2019, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

             Upon adoption of ASU 2016-01, Financial Instruments - Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(26,001)	$(307)	$(10,819)	$(37,127)	$(18,475)	$(2,593)	$(11,253)	$(32,321)
Other comprehensive income before reclassifications	—	2,229	—	2,229	—	(1,000)	—	(1,000)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,023)	111	117	(795)	(649)	115	109	(425)
Balance at end of period	$(27,024)	$2,033	$(10,702)	$(35,693)	$(19,124)	$(3,478)	$(11,144)	$(33,746)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(24,923)	$(2,942)	$(10,919)	$(38,784)	$(17,790)	$40,190	$(11,342)	$11,058
Cumulative effect adjustment	—	—	—	—	—	(41,028)	—	(41,028)
Other comprehensive income before reclassifications	—	4,202	—	4,202	—	(3,159)	—	(3,159)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,101)	773	217	(1,111)	(1,334)	519	198	(617)
Balance at end of period	$(27,024)	$2,033	$(10,702)	$(35,693)	$(19,124)	$(3,478)	$(11,144)	$(33,746)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30, 2019				Twelve Months Ended June 30, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(19,124)	$(3,478)	$(11,144)	$(33,746)	$(24,915)	$32,296	$(11,514)	$(4,133)
Cumulative effect adjustment	—	—	—	—	—	(41,028)	—	(41,028)
Other comprehensive income before reclassifications	(4,589)	4,121	—	(468)	7,951	7,369	—	15,320
Amounts reclassified from accumulated other comprehensive income (loss)	(3,311)	1,390	442	(1,479)	(2,160)	(2,115)	370	(3,905)
Balance at end of period	$(27,024)	$2,033	$(10,702)	$(35,693)	$(19,124)	$(3,478)	$(11,144)	$(33,746)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, six and twelve months ended June 30, 2019 and 2018 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,		Affected Line Item in the Statements of Operations
	2019	2018	2019	2018	2019	2018

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,184	$2,414	$4,370	$4,830	$9,197	$9,658	Miscellaneous non-operating income
Net loss	(865)	(1,575)	(1,708)	(3,150)	(4,945)	(6,538)	Miscellaneous non-operating deductions
	1,319	839	2,662	1,680	4,252	3,120	Income (loss) before income taxes
Income tax effect	(296)	(190)	(561)	(346)	(941)	(960)	Income tax (benefit) expense
	1,023	649	2,101	1,334	3,311	2,160	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	(141)	(147)	(970)	(665)	(1,750)	2,604	Investment and interest income, net
	(141)	(147)	(970)	(665)	(1,750)	2,604	Income (loss) before income taxes
Income tax effect	30	32	197	146	360	(489)	Income tax (benefit) expense
	(111)	(115)	(773)	(519)	(1,390)	2,115	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(150)	(140)	(298)	(279)	(587)	(549)	Interest on long-term debt and revolving credit facility
	(150)	(140)	(298)	(279)	(587)	(549)	Income (loss) before income taxes
Income tax effect	33	31	81	81	145	179	Income tax (benefit) expense
	(117)	(109)	(217)	(198)	(442)	(370)	Net income (loss)

Total reclassifications	$795	$425	$1,111	$617	$1,479	$3,905

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
On June 1, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Sun Jupiter Holdings LLC, a Delaware limited liability company ("Parent"), and Sun Merger Sub Inc., a Texas corporation and wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc. ("IIF"). Among other things, the Company is required to obtain certain regulatory approvals of the proposed Merger as discussed further in Part I, Item 1, Financial Statements, Note N of the Notes to the Financial Statements.
Texas Regulatory Matters
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory and the PUCT in the 2017 Texas Retail Rate Case, a request for an increase in non-fuel base revenues. On November 2, 2017, the Company filed the Joint Motion to Implement Uncontested Stipulation and Agreement with the Administrative Law Judges ("ALJ") for the 2017 Texas Retail Rate Case.
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
The 2017 PUCT Final Order required the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, was decreased before the Company files its next general rate case. Following the enactment of the TCJA on December 22, 2017, and in compliance with the 2017 PUCT Final Order, on March 1, 2018, the Company filed with the PUCT and each of its Texas municipalities a proposed refund tariff designed to reduce base charges for Texas customers equivalent to the expected annual decrease of $22.7 million in federal income tax expense resulting from the TCJA changes and an additional refund of $4.3 million for the amortization of a regulatory liability related to the reduced tax expense for the months of January through March of 2018. This filing was assigned PUCT Docket No. 48124. On March 27, 2018, the PUCT approved the Company's

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

proposed refund tariff on an interim basis, subject to refund or surcharge, for customer billing effective April 1, 2018. Each of the Company's municipalities also implemented the Company's proposed tax credits on an interim basis effective April 1, 2018. The refund is reflected in rates over a period of one year beginning April 1, 2018, and will be updated annually until new base rates are implemented pursuant to the Company's next Texas rate case filing. The PUCT issued an order on December 10, 2018, approving the proposed refund tariff. On February 22, 2019, the Company filed with the PUCT and each of its Texas municipalities an application to modify the tax refund tariff to remove the portion of the base rate credit associated with the $4.3 million of regulatory liability amortization, which expired March 31, 2019. The filing was assigned PUCT Docket No. 49251 and approved by final order on June 27, 2019.
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
On May 1, 2018, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 48332, to establish its energy efficiency cost recovery factor for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. Instead of convening a live hearing on the merits of this case, the parties agreed to enter into the record the pre-filed testimony of the parties and certain other exhibits and then file briefs on the contested issues. The ALJ issued a proposal for decision on November 15, 2018, including the Company's fully requested incentive bonus. On January 17, 2019, the PUCT issued a final order approving a modified bonus amount of $0.9 million.
On May 1, 2019, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 49496, to establish its energy efficiency cost recovery factor for 2020. In addition to projected energy efficiency costs for 2020 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $0.8 million incentive bonus for the 2018 energy efficiency program results in accordance with PUCT rules. On July 1, 2019, the Company requested, and received approval for, a suspension of the procedural schedule in order to pursue settlement of the case. On July 12, 2019, the Company informed the ALJ in the case that all parties had agreed in principle on terms for settlement. On August 2, 2019, the Company filed a status update to indicate that all parties were completing settlement documents.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

effective for the first billing cycle of the November 2018 billing month. The revised factor was approved by the PUCT and the docket closed on November 19, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT.
On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. Interim rates were approved May 30, 2019, and the Company implemented the fuel refund in customer bills on June 1, 2019. An agreed proposed order approving final rates was filed by all parties on June 10, 2019, and the case has been remanded to the PUCT for a final order. As of June 30, 2019, the Company had a net fuel over-recovery balance of approximately $20.3 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2016, the Company filed an application with the PUCT, designated as PUCT Docket No. 46308, to reconcile $436.6 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2013, through March 31, 2016. On June 29, 2017, the PUCT approved a settlement in this proceeding. The settlement provided for the reconciliation of fuel and purchased power costs incurred from April 1, 2013, through March 31, 2016, and included a $5.0 million, pre-tax increase to income, which was recorded during the second quarter of 2017. This amount represents Palo Verde Generating Station ("Palo Verde") performance rewards associated with the 2013 to 2015 performance periods net of disallowed fuel and purchased power costs as approved in the settlement. Additionally, the settlement modified and tightened the Palo Verde performance rewards measurement bands beginning with the 2018 performance period.
The April 1, 2016, through March 31, 2019, Texas jurisdictional fuel and purchased power costs subject to prudence review by the PUCT, which is expected in the third quarter of 2019, total approximately $361.5 million. The April 1, 2019, through June 30, 2019, Texas jurisdictional fuel and purchased power costs subject to a future prudence review total approximately $12.0 million.
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
On March 20, 2018, the Company filed a petition with the PUCT and each of its Texas municipalities to expand its community solar program in Texas to include two-MW of solar powered generation from the ten-MW solar photovoltaic facility located at Newman Power Station ("Newman") and to reduce rates under the community solar tariff. The case before the PUCT was assigned PUCT Docket No. 48181, and a hearing was held on December 4, 2018. The ALJ issued a proposal for decision on March 19, 2019, that approved the project as proposed by the Company. On May 9, 2019, the PUCT approved the Company's request to expand the program utilizing the two-MW of solar powered generation available from Newman. New subscriptions for the expanded program were accepted beginning in June 2019, and new rates for all existing and new customers were implemented in customer bills beginning July 1, 2019. As of June 30, 2019, the expanded program was fully subscribed.
Transmission Cost Recovery Factor. On January 25, 2019, the Company filed an application with the PUCT to establish its Transmission Cost Recovery Factor ("TCRF"), which was assigned PUCT Docket No. 49148 (the "2019 TCRF rate filing"). The 2019 TCRF rate filing is designed to recover a requested $8.2 million of Texas jurisdictional transmission revenue requirement that is not currently being recovered in the Company's Texas base rates for transmission-related investments placed in service from October 1, 2016, through September 30, 2018, net of retirements. On April 30, 2019, the Company revised the request to $8.1 million to reflect a reclassified item that would likely be included in a future Distribution Cost Recovery Factor ("DCRF") filing. The ALJ ordered a suspension of the hearing date to allow the parties to explore settlement options. On May 13, 2019, the parties filed a settlement status report and will continue to file updates as necessary. On June 26, 2019, abatement of the schedule was lifted and the parties were required to submit proposed hearing dates, which are expected to begin in August 2019, if a settlement is unsuccessful. In the meantime, settlement discussions between the parties are continuing. The Company cannot predict the outcome of this filing at this time. Pursuant to the procedural order issued on February 20, 2019, the Company's existing TCRF rate was approved on an interim basis and became effective July 30, 2019, subject to any refund or surcharge to the extent the PUCT's final order establishes a TCRF rate that differs from the interim rate.
Distribution Cost Recovery Factor. On March 28, 2019, the Company filed an application with the PUCT and each of its Texas municipalities to establish its DCRF (the "2019 DCRF rate filing"), which was assigned PUCT Docket No. 49395. The 2019 DCRF rate filing is designed to recover a requested $7.9 million of Texas jurisdictional distribution revenue requirement that is not currently being recovered in the Company’s Texas base rates for distribution-related investments placed in service from October

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1, 2016, through December 31, 2018, net of retirements. On June 11, 2019, hearings scheduled for June 13, 2019, were cancelled at the request of all parties. Briefing in the case is complete, and settlement discussions between the parties are continuing. The Company cannot predict the outcome of this filing at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the Texas Public Utility Regulatory Act and the PUCT.
New Mexico Regulatory Matters
Future New Mexico Rate Case Filing. The Company was required to file its next New Mexico base rate case no later than July 31, 2019. On July 10, 2019, the NMRPC issued an order approving a joint request by the Company, NMPRC Staff, and the New Mexico Attorney General to delay filing of the Company's next base rate case until after the conclusion of a proceeding addressing the Merger. The Company and IIF expect to file their Joint Application for regulatory approvals with the NMPRC requesting approval of the Merger in August 2019. The NMPRC order requires the Company to file its next rate case application within three months of the conclusion of the proceeding addressing the Merger. The Company cannot predict the outcome of this filing at this time. See Part I, Item 1, Financial Statements, Note N of Notes to Financial Statements for further discussion.
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
Fuel and Purchased Power Costs. Pursuant to NMPRC Rule 550, fuel and purchased power costs, net of the cost of off-system sales and related shared margins, are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month through the Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC"). Additionally, the Renewable Portfolio Standard ("RPS") costs for New Mexico are recovered through a separate RPS Cost Rider that is updated annually. The Company must file an application for continued use of its FPPCAC no more than four years from the date its last FPPCAC was continued. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. The NMPRC issued a final order in the case on February 13, 2019, which authorized the Company to continue use of its FPPCAC without change and approved the Company's reconciliation of its fuel and purchased power costs for the period January 1, 2015, through December 31, 2016. New Mexico jurisdictional costs subject to

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

prudence review are costs from January 1, 2017, through June 30, 2019, that total approximately $100.0 million. At June 30, 2019, the Company had a net fuel over-recovery balance of approximately $0.7 million related to the FPPCAC in New Mexico.

New Mexico Renewable Portfolio Standard. Effective January 1, 2018, pursuant to the final order in NMPRC Case No. 17-00090-UT, the RPS costs for New Mexico are recovered through a separate RPS Cost Rider and not through the FPPCAC. At June 30, 2019, the Company had a net fuel over-recovery balance related to the RPS Cost Rider of approximately $0.6 million. The RPS Cost Rider is updated in an annual NMPRC filing, including a reconciliation of the prior year’s RPS costs and RPS Cost Rider revenue. On April 19, 2019, the Company filed a motion to request a delay in its 2019 RPS plan filing from the required date of May 1, 2019, to no later than October 1, 2019. The motion was approved on April 24, 2019.
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
On July 2, 2018, the Company filed its required application with the NMPRC for approval of its 2019-2021 Energy Efficiency and Load Management Plan and EUERF. The application was assigned Case No. 18-00116-UT. On March 6, 2019, the NMPRC issued a final order approving: (i) the Company's 2019-2021 Energy Efficiency and Load Management Plan, with minor program modifications; (ii) the base incentive of 7.1% of program expenditures, or approximately $0.4 million annually for 2019-2021; and (iii) the continuation of the Company's EUERF.
Community Solar. On April 24, 2018, the Company filed an application with the NMPRC to initiate a community solar program in New Mexico to include construction and ownership of a two-MW solar photovoltaic system located in Doña Ana County near the City of Las Cruces. Customer participation would have been on a voluntary basis, and customers would have contracted for a set capacity (kW) amount and would have received all energy produced by their subscribed capacity. The application was assigned Case No. 18-00099-UT and was dismissed without prejudice on October 31, 2018. The NMPRC set aside its October 31, 2018, order dismissing the application without prejudice, and on December 19, 2018, the NMPRC issued an Order Requiring El Paso Electric Company to Conduct Request for Proposals and to Amend Application; Order Extending Statutory Period and Appointing Hearing Examiner that would have required the Company to amend its initially-filed application on or before February 15, 2019. However, on January 10, 2019, the NMPRC with three new Commissioners reconsidered its December 19, 2018 order and dismissed the Community Solar application without prejudice. The case is now closed.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust II ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. Under this authorization, on June 28, 2018, the RGRT issued $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend the Company's Revolving Credit Facility ("RCF"), issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds ("PCBs") and the $37.1 million 2009 Series B 7.25% PCBs. The NMPRC approval to issue $350.0 million in long-term debt supersedes its prior approval. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of the Company's 4.22% Senior Notes due August 15, 2028. Additionally, on September 13, 2018, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a $350.0 million third amended and restated credit agreement.

On January 30, 2019, the Company submitted an application with the NMPRC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The application was assigned Case No. 19-00033-UT, and the NMPRC issued a final order approving the Company's request on March 27, 2019. On February 1, 2019 and April 1, 2019, the Company purchased in lieu of redemption all $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs, respectively. The bonds were purchased utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040 and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.
Amendments to the New Mexico Renewable Energy Act (“REA”). The REA requires electric utilities to meet an RPS of twenty percent of its total retail sales to New Mexico customers by 2020, reduced for sales to  qualifying large non-governmental customers whose costs are capped under the REA (“Large Customer Adjustment”) and subject to a reasonable cost threshold (“RCT”) established by the NMPRC and currently set by the NMPRC at 3 percent of customers’ bills.  Effective June 14, 2019, the New Mexico Energy Transition Act amends the REA (the “Amended REA”) to, among other amendments: (i) increase the RPS to forty percent by 2025, fifty percent by 2030, and eighty percent by 2040; (ii) impose a zero-carbon standard by 2045; (iii) eliminate the Large Customer Adjustment; (iv) set a statutory RCT; and (v) provide cost recovery for certain undepreciated investments and decommissioning costs (i.e., coal-fired generation) associated with generation required by the NMPRC to be discontinued and replaced with lower or zero-carbon generation. In administering the eighty percent RPS and zero-carbon standards, the Amended REA requires by Commission to consider certain factors, including safety, reliability and rate impact to customers.  The NMPRC has not docketed a rulemaking proceeding to implement the Amended REA.  Under current NMPRC rules, the Company was required to file its next annual REA procurement plan case on May 1, 2019.  On April 24, 2019, in NMPRC Case No. 19-00099-UT, the NMPRC granted the Company a variance authorizing the Company to file its next annual REA procurement plan case on October 1, 2019. The Company cannot predict the outcome of this filing at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the New Mexico Public Utility Act and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (1) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (2) show cause why they should not be required to do so ("Show Cause Proceeding"). The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will prepare for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. On November 15, 2018, FERC issued an order finding that the Company had demonstrated that no rate reduction was justified and terminating the Show Cause Proceeding. The Company expects to file its request for approval to

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

revise OATT rates in the fourth quarter of 2019.

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
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 31, 2017, the FERC issued an order in Docket No. ES17-54-000 approving the Company’s filing to (i) amend and extend the RCF; (ii) issue up to $350.0 million in long-term debt; (iii) guarantee the issuance of up to $65.0 million of long-term debt by the RGRT; and (iv) redeem, refinance, and/or replace the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs. The order also approved the Company's request to continue to utilize the Company's existing RCF with the ability to amend and extend at a future date. The authorization was effective from November 15, 2017, through November 14, 2019, and superseded prior FERC approvals. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of the Company's 4.22% Senior Notes due August 15, 2028, and the RGRT issued $65.0 million in aggregate principal amount of its 4.07% Senior Guaranteed Notes due August 15, 2025. Also, on September 13, 2018, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a $350.0 million third amended and restated credit agreement. On February 1, 2019 and April 1, 2019, the Company purchased in lieu of redemption all $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs, respectively. The bonds were purchased utilizing funds borrowed under the RCF.
On January 30, 2019, the Company submitted an application with the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. Included in the FERC application, the Company also requested various debt-related authorizations: approval to utilize the existing RCF for short-term borrowings not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. On April 18, 2019, the FERC issued an order authorizing the issuances through April 18, 2021. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040 and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.
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

On October 31, 2018, APS filed a $10.2 million claim for the period July 1, 2017 through June 30, 2018. The DOE approved the claim on April 10, 2019. On June 7, 2019, the Company received approximately $1.6 million, representing its share of the award, of which $1.0 million was credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in "Operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2019	2018
Three months ended June 30,	$24,237	$24,977
Six months ended June 30,	45,581	47,152
Twelve months ended June 30,	94,883	98,977

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $15.7 million and $14.6 million in quarterly cash dividends during the three months ended June 30, 2019 and 2018, respectively. The Company paid a total of $30.4 million and $59.6 million in quarterly cash dividends during the six and twelve months ended June 30, 2019, respectively. The Company paid a total of $28.3 million and $55.4 million in quarterly cash dividends during the six and twelve months ended June 30, 2018, respectively. On July 25, 2019 the Board of Directors declared a quarterly cash dividend of $0.385 per share payable on September 30, 2019 to shareholders of record as of the close of business on September 16, 2019.

Under the Merger Agreement, the Company may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020 and $0.41 per share for quarterly dividends declared on or after June 1, 2020. See Part I, Item 1, Financial Statements, Note N of Notes to Financial Statements for further discussion.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended June 30,
	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,602,343	40,517,713
Dilutive effect of unvested performance awards	93,664	130,086
Diluted number of common shares outstanding	40,696,007	40,647,799
Basic net income per common share:
Net income	$26,126	$33,295
Income allocated to participating restricted stock	(95)	(124)
Net income available to common shareholders	$26,031	$33,171
Diluted net income per common share:
Net income	$26,126	$33,295
Income reallocated to participating restricted stock	(95)	(124)
Net income available to common shareholders	$26,031	$33,171
Basic net income per common share:
Distributed earnings	$0.385	$0.36
Undistributed earnings	0.255	0.46
Basic net income per common share	$0.640	$0.82
Diluted net income per common share:
Distributed earnings	$0.385	$0.36
Undistributed earnings	0.255	0.46
Diluted net income per common share	$0.640	$0.82

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,592,693	40,504,526
Dilutive effect of unvested performance awards	87,241	113,519
Diluted number of common shares outstanding	40,679,934	40,618,045
Basic net income per common share:
Net income	$32,215	$26,329
Income allocated to participating restricted stock	(111)	(98)
Net income available to common shareholders	$32,104	$26,231
Diluted net income per common share:
Net income	$32,215	$26,329
Income reallocated to participating restricted stock	(111)	(98)
Net income available to common shareholders	$32,104	$26,231
Basic net income per common share:
Distributed earnings	$0.745	$0.695
Undistributed earnings (losses)	0.045	(0.045)
Basic net income per common share	$0.790	$0.650
Diluted net income per common share:
Distributed earnings	$0.745	$0.695
Undistributed earnings (losses)	0.045	(0.045)
Diluted net income per common share	$0.790	$0.650

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended June 30,
	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,565,007	40,467,231
Dilutive effect of unvested performance awards	108,137	126,818
Diluted number of common shares outstanding	40,673,144	40,594,049
Basic net income per common share:
Net income	$90,201	$92,513
Income allocated to participating restricted stock	(313)	(336)
Net income available to common shareholders	$89,888	$92,177
Diluted net income per common share:
Net income	$90,201	$92,513
Income reallocated to participating restricted stock	(313)	(336)
Net income available to common shareholders	$89,888	$92,177
Basic net income per common share:
Distributed earnings	$1.465	$1.365
Undistributed earnings	0.755	0.915
Basic net income per common share	$2.220	$2.280
Diluted net income per common share:
Distributed earnings	$1.465	$1.365
Undistributed earnings	0.745	0.905
Diluted net income per common share	$2.210	$2.270

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Restricted stock awards	46,276	55,368	54,441	63,793	58,159	65,432
Performance shares (a)	—	—	21,826	22,989	22,234	11,494
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.
Authorization to Issue and Retire Shares
On January 30, 2019, the Company submitted an application with both the NMPRC and the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The Company received final approvals from the NMPRC and the FERC on March 27, 2019 and April 18, 2019, respectively. In order to align the number of shares of common stock held as treasury stock by the Company with various regulatory applications, filings and orders, on May 23, 2019, the Board of Directors of the Company approved the cancellation of 1.4 million shares of common stock held as treasury shares by the Company effective May 31, 2019.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona, and New Mexico jurisdictions for years prior to 2014.
For the three months ended June 30, 2019 and 2018, the Company’s effective tax rate was 21.8% and 24.4%, respectively. For the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 22.2% and 22.7%, respectively. For the twelve months ended June 30, 2019 and 2018, the Company's effective tax rate was 23.6% and 30.8%, respectively. The federal statutory tax rate is 21% in 2019 and 2018, and 35% in 2017. The Company's effective tax rate for all periods in 2019 and 2018 differ from the federal statutory tax rate due to state income taxes, capital gains in the decommissioning trusts which are taxed at the federal rate of 20%, the tax benefit of stock incentive plans, the allowance for equity funds used during construction ("AEFUDC") and other permanent differences.
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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost (in thousands):
Operating lease cost	$253	$506
Short-term lease cost	189	463
Variable lease cost	14	48
Total lease cost	$456	$1,017
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating leases:
Operating lease ROU assets (included in electric plant in service)	$6,054

Operating lease liabilities (current included in other current liabilities)	520
Operating lease liabilities (net of current included in deferred credits and other liabilities)	5,311
Total lease liabilities	$5,831

Weighted average remaining lease terms (in years)	12.17
Weighted average discount rate	4.64%
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$126	$683
ROU assets obtained in exchange for lease obligations (in thousands):

Six Months Ended June 30, 2019
Operating leases	$6,054

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Maturities of operating lease liabilities at June 30, 2019 were as follows (in thousands):

Year ending December 31,
2019	$182
2020	770
2021	696
2022	639
2023	590
Thereafter	4,829
Total lease payments	7,706
Less imputed interest	(1,875)
Total	$5,831

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Litigation Related to the Merger. As of August 7, 2019, two purported Company shareholders have filed lawsuits under the federal securities laws in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware, respectively, challenging the adequacy of the disclosures made in the Company’s preliminary proxy statement in connection with the Merger. These cases are captioned Stein v. El Paso Electric Company., et al., Case No. 1:19-cv-06703 (the ”Stein Action”), and Rosenblatt v. El Paso Electric Company., et al., Case No. 1:19-cv-01367-UNA (the ”Rosenblatt Action”). The Stein Action, filed on July 18, 2019, and the Rosenblatt Action, filed on July 23, 2019, are asserted on behalf of putative classes of Company shareholders.

Both actions allege violations of Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the preliminary proxy statement. The Stein Action names as defendants the Company and each of our directors, individually, and seeks to enjoin the merger (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Rosenblatt Action also names as defendants the Company and each of our directors, individually, and seeks to enjoin the merger (or, in the alternative, rescission or an award of rescissory damages in the event the merger is completed), to compel our directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees.

The Company believes that these complaints are without merit. While the outcome of these matters cannot be predicted with certainty, based upon a review of the matters and applicable insurance coverage, the Company believes that none of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company expenses legal costs, including expenses related to loss contingencies, as they are incurred.

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
Retirement Plans
The net periodic benefit cost recognized for the three, six and twelve months ended June 30, 2019 and 2018, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2,465	$2,757	$4,953	$5,515	$10,526	$9,774
Interest cost	3,619	3,222	7,227	6,445	13,660	12,974
Expected return on plan assets	(5,363)	(5,315)	(10,746)	(10,630)	(21,192)	(20,224)
Amortization of:
Net loss	1,478	2,100	2,896	4,200	7,249	8,427
Prior service benefit	(875)	(877)	(1,753)	(1,755)	(3,504)	(3,508)
Net periodic benefit cost	$1,324	$1,887	$2,577	$3,775	$6,739	$7,443

During the six months ended June 30, 2019, the Company contributed $5.9 million of its projected $9.5 million 2019 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three, six and twelve months ended June 30, 2019 and 2018, is made up of the components listed below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit:
Service cost	$586	$700	$1,211	$1,400	$2,606	$2,518
Interest cost	610	565	1,228	1,130	2,350	2,491
Expected return on plan assets	(530)	(612)	(1,060)	(1,225)	(2,270)	(2,179)
Amortization of:
Prior service benefit	(1,309)	(1,537)	(2,617)	(3,075)	(5,693)	(6,150)
Net gain	(613)	(525)	(1,188)	(1,050)	(2,304)	(1,889)
Net periodic benefit	$(1,256)	$(1,409)	$(2,426)	$(2,820)	$(5,311)	$(5,209)

During the six months ended June 30, 2019, the Company contributed $0.3 million of its projected $0.5 million 2019 annual contribution to its other postretirement benefits plan.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds (1)	$158,214	$162,471	$157,769	$161,917
Senior Notes	1,118,140	1,322,280	1,117,943	1,244,310
RGRT Senior Notes (2)	109,563	114,390	109,507	111,440
RCF (2)	160,773	160,773	49,207	49,207
Total	$1,546,690	$1,759,914	$1,434,426	$1,566,874
_______________

(1)
On February 1, 2019 and April 1, 2019, the Company purchased in lieu of redemption the 2009 Series A 7.25% PCBs with an aggregate principal amount of $63.5 million and the 2009 Series B 7.25% PCBs with an aggregate principal amount of $37.1 million, respectively, utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040 and April 1, 2040, respectively. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.

(2)
Nuclear fuel financing, as of June 30, 2019 and December 31, 2018, is funded through $110 million RGRT Senior Notes and $27.3 million and $26.2 million, respectively, under the RCF. As of June 30, 2019, $133.5 million was outstanding under the RCF for working capital and general corporate purposes. As of December 31, 2018, $23.0 million, was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $308.1 million and $276.9 million at June 30, 2019 and December 31, 2018, respectively. The investments in the Company's Palo Verde nuclear decommissioning trust funds ("NDT") are classified as available for sale debt securities, equity securities and temporary cash and cash equivalents restricted solely for investment in the NDT. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in debt and equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The reported fair values include gross unrealized losses on securities classified as available for sale whose impairment the Company has deemed to be temporary. The tables below present the gross unrealized losses and the fair value of these securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$1,021	$(20)	$6,654	$(96)	$7,675	$(116)
U.S. Government Bonds	—	—	19,763	(867)	19,763	(867)
Municipal Debt Obligations	4,800	(315)	751	(70)	5,551	(385)
Corporate Debt Obligations	777	(2)	4,706	(154)	5,483	(156)
Total	$6,598	$(337)	$31,874	$(1,187)	$38,472	$(1,524)

_________________

(1)	Includes 67 securities.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (2):
Federal Agency Mortgage Backed Securities	$6,187	$(36)	$14,567	$(510)	$20,754	$(546)
U.S. Government Bonds	4,005	(9)	36,615	(1,663)	40,620	(1,672)
Municipal Debt Obligations	3,100	(74)	9,037	(723)	12,137	(797)
Corporate Debt Obligations	22,259	(763)	11,231	(731)	33,490	(1,494)
Total	$35,551	$(882)	$71,450	$(3,627)	$107,001	$(4,509)

_________________

(2)	Includes 156 securities.
The Company monitors the length of time specific securities trade below their cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below recorded cost of debt securities classified as available for sale is considered to be other than temporary. The Company recognizes impairment losses on certain of its available for sale debt securities deemed to be other than temporary. In accordance with the FASB guidance, these impairment losses are recognized in net income, and a lower cost basis is established for these securities. In addition, the Company will research the future prospects of individual securities as necessary. The Company does not anticipate expending monies held in trust before 2044 or a later period when decommissioning of Palo Verde begins. For the three, six and twelve months ended June 30, 2019 and 2018, the Company did not recognize any other than temporary impairment losses on its available-for-sale securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Investments categorized as available for sale securities also include gross unrealized gains which have not been recognized in the Company's net income. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category (in thousands):

	June 30, 2019		December 31, 2018
	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$21,809	$466	$9,959	$176
U.S. Government Bonds	32,620	1,071	6,987	149
Municipal Debt Obligations	4,476	341	1,952	120
Corporate Debt Obligations	41,866	2,052	8,283	222
Total Debt Securities	$100,771	$3,930	$27,181	$667

The Company's marketable securities include investments in mortgage backed securities, municipal, corporate and federal debt obligations. The contractual year of maturity for these available-for-sale debt securities as of June 30, 2019, is as follows (in thousands):

	Total	2019	2020 through 2023	2024 through 2028	2029 and Beyond
Federal Agency Mortgage Backed Securities	$29,484	$—	$11	$483	$28,990
U.S. Government Bonds	52,383	2,355	22,697	21,866	5,465
Municipal Debt Obligations	10,027	378	3,725	3,472	2,452
Corporate Debt Obligations	47,349	—	19,676	14,243	13,430
Total Available for Sale Debt Securities	$139,243	$2,733	$46,109	$40,064	$50,337

The Company's available for sale securities in the NDT are sold from time to time and the Company uses the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the three, six and twelve months ended June 30, 2019 and 2018, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Proceeds from sales or maturities of available-for-sale securities	$7,116	$2,608	$22,887	$14,365	$34,477	$48,871
Gross realized gains included in pre-tax income	$55	$—	$113	$9	$121	$3,873
Gross realized losses included in pre-tax income	(196)	(147)	(1,083)	(674)	(1,871)	(1,269)
Net gains (losses) included in pre-tax income	$(141)	$(147)	$(970)	$(665)	$(1,750)	$2,604

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Upon the adoption of ASU 2016-01, Financial Instruments - Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Statements of Operations. The unrealized gains and losses recognized during the three and six months ended June 30, 2019 and 2018, and related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net gains recognized on equity securities	$5,367	$3,249	$22,185	$1,258
Less: Net gains recognized on equity securities sold	158	2,266	286	4,056
Unrealized gains and (losses) recognized on equity securities still held at reporting date	$5,209	$983	$21,899	$(2,798)

Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the NDT investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds - International Equity investments are valued using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. The NAV used for determining the fair value of the Institutional Funds-International Equity investments have readily determinable fair values. Accordingly, such fund values are categorized as Level 1.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The fair value of the NDT and investments in debt securities at June 30, 2019 and December 31, 2018, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,622	$—	$—	$1,622
Equity Securities:
Domestic	$132,183	$132,183	$—	$—
International	27,462	27,462	—	—
Total Equity Securities	159,645	159,645	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	29,484	—	29,484	—
U.S. Government Bonds	52,383	52,383	—	—
Municipal Debt Obligations	10,027	—	10,027	—
Corporate Debt Obligations	47,349	—	47,349	—
Total Available for Sale Debt Securities	139,243	52,383	86,860	—
Cash and Cash Equivalents	9,176	9,176	—	—
Total	$308,064	$221,204	$86,860	$—

Description of Securities	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,656	$—	$—	$1,656
Equity Securities:
Domestic	$111,325	$111,325	$—	$—
International	24,540	24,540	—	—
Total Equity Securities	135,865	135,865	—	—
Available for Sale Debt Securities:
Federal Agency Mortgage Backed Securities	30,713	—	30,713	—
U.S. Government Bonds	47,607	47,607	—	—
Municipal Debt Obligations	14,089	—	14,089	—
Corporate Debt Obligations	41,773	—	41,773	—
Total Available for Sale Debt Securities	134,182	47,607	86,575	—
Cash and Cash Equivalents	6,858	6,858	—	—
Total	$276,905	$190,330	$86,575	$—

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, six and twelve months ended June 30, 2019 and 2018. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three, six and twelve months ended June 30, 2019 and 2018.

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
On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040 and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. Proceeds from the remarketing were primarily used to repay outstanding short-term borrowings under the RCF.
N. Agreement and Plan of Merger

On June 1, 2019, the Company entered into the Merger Agreement by and among the Company, Parent and Merger Sub. Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of IIF.
On and subject to the terms and conditions set forth in the Merger Agreement, upon closing of the Merger, each share of common stock of the Company shall be cancelled and converted into the right to receive $68.25 in cash, without interest (the "Merger Consideration").
The Company, Parent and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the closing of the Merger, and not to take certain actions prior to the closing of the Merger without the prior written consent of Parent (which consent shall not be unreasonably withheld, conditioned or delayed). The Company has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, the Company, Parent and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal and state regulatory bodies, subject to certain exceptions, including that such efforts not result in a Burdensome Condition (as defined in the Merger Agreement). Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient to consummate the Merger and the other transactions contemplated by the Merger Agreement, including payment of the aggregate Merger Consideration.

Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Company, (2) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (3) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition, (4) absence of any law or order prohibiting the consummation of the Merger and (5) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.

The Merger Agreement contains certain termination rights for both the Company and Parent, including if the Merger is not consummated by June 1, 2020 (subject to extension for an additional three months if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and Parent, and provides that, upon termination of the Merger Agreement under certain specified circumstances, Parent would be required to pay a termination fee of $170 million to the Company, and under other specified circumstances, the Company would be required to pay Parent a termination fee of $85 million.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company expects that the Company and Parent will submit their filings relating to the Merger with the FERC, the U.S. Nuclear Regulatory Commission, the Federal Communications Commission, the PUCT and the NMPRC in August 2019. The Company also expects that the Company and Parent will submit their filings with the Antitrust Division of the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act in August 2019. Under the Merger Agreement, the consent to the Merger by the City of El Paso under its franchise agreement with the Company is a condition to the closing of the Merger. Under the franchise agreement, if the City of El Paso does not grant its consent to the Merger, the franchise agreement would terminate upon the closing of the Merger. On August 2, 2019, the Company filed a definitive proxy statement with the SEC in connection with the Merger. As of August 7, 2019, two purported Company shareholders have filed lawsuits alleging violations under the federal securities laws in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Part I, Item 1, Financial Statements, Note J of Notes to Financial Statements. A special shareholder meeting to vote on matters relating to the Merger is scheduled to be held on September 19, 2019. Subject to receipt of remaining approvals and satisfaction of the other closing conditions, the Company anticipates that the closing of the Merger will occur in the first half of 2020.

For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see the Company's Current Report on Form 8-K filed with the SEC on June 3, 2019 and its definitive proxy statement relating to the special meeting of shareholders filed with the SEC on August 2, 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the "Company") as of June 30, 2019, the related statements of operations and comprehensive operations for the three-month, six-month and twelve-month periods ended June 30, 2019 and 2018, the related statements of changes in common stock equity for the three-month and six-month periods ended June 30, 2019 and 2018, the related statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related condensed notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 7, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the 2018 Form 10-K.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	ratemaking/regulatory matters/compliance matters,

•	litigation,

•	accounting matters, including accounting for taxes and leases,

•	possible corporate restructurings, acquisitions and dispositions, including the Merger,

•	compliance with debt and other restrictive covenants,

•	interest rates and dividends,

•	environmental matters,

•	nuclear operations,

•	operation of the Company's generating units and its transmission and distribution systems,

•	the availability and costs of new and/or emerging technologies, and

•	the overall economy of the Company's service area.
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

•	the impact of changing cost escalation and other assumptions on the Company's nuclear decommissioning liability for Palo Verde, as well as actual and assumed investment returns on assets in the NDT,

•	disruptions in the Company's transmission and distribution systems, and in particular the lines that deliver power from its remote generating facilities,

•	the sufficiency of the Company's insurance coverage, including availability, cost, coverage and terms,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or prolonged shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the U.S./Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas emissions or other environmental matters,

•	economic, commercial bank, financial and capital market conditions,

•	increases in cost of capital,

•	the impact of changes in interest rates or rates of inflation,

•	actions by credit rating agencies,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	Texas, New Mexico and electric industry utility service reliability standards and service requirements,

•	uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the U.S. Internal Revenue Service or state taxing authorities,

•	the impact of recent changes to U.S. tax laws,

•	the impact of international trade and tariff negotiations,

•	the impact of U.S. health care reform legislation,

•	the effectiveness of the Company's risk management activities,

•	the Company's ability to successfully renegotiate its collective bargaining agreement,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning,

•	other circumstances affecting anticipated operations, sales and costs, and

•	certain risks and uncertainties associated with the Merger including, without limitation:

◦	the risk that the Company may be unable to obtain shareholder approval for the Merger,

◦
the risk that Parent or the Company may be unable to obtain governmental and regulatory approvals required for the Merger, or that required governmental and regulatory approvals or agreements with other parties interested therein may delay the Merger, may subject the Merger to or impose adverse conditions or costs or may cause the parties to abandon the Merger,

◦	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger or could otherwise cause the failure of the Merger to close,

◦	the risk that a condition to the closing of the Merger or the committed financing may not be satisfied,

◦	the failure of Parent to obtain any financing necessary to complete the Merger,

◦	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the Merger,

◦	the receipt of an unsolicited offer from another party to acquire assets or capital stock of the Company that could interfere with the Merger,

◦	the timing to consummate the Merger,

◦	the costs incurred to consummate the Merger,

◦	the risk that the pendency of the proposed Merger disrupts current plans and operations and the potential difficulties in maintaining relationships with customers, employees, regulators or suppliers,

◦	the diversion of management time and attention from the Company’s ongoing business operations due to the Merger, and

◦	future regulatory or legislative actions that could adversely affect the Company.
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

Significant Events
Merger with Sun Jupiter Holdings LLC

On June 1, 2019, the Company entered into the Merger Agreement, by and among the Company, Parent, and Merger Sub. Pursuant to the Merger Agreement, on and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of IIF.

On and subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the Merger, each share of common stock of the Company shall be cancelled and converted into the right to receive $68.25 in cash, without interest.

The Company, Parent and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the closing of the Merger, and not to take certain actions prior to the closing of the Merger without the prior written consent of Parent (which consent shall not be unreasonably withheld, conditioned or delayed). The Company has made certain additional customary covenants, including, subject to certain exceptions: (1) to cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, (2) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (3) not to withdraw its recommendation to the Company’s shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, the Company, Parent and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal and state regulatory bodies, subject to certain exceptions, including that such efforts not result in a Burdensome Condition (as defined in the Merger Agreement). Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient to consummate the Merger and the other transactions contemplated by the Merger Agreement, including payment of the aggregate Merger Consideration.

Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Company, (2) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (3) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition, (4) absence of any law or order prohibiting the consummation of the Merger and (5) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (b) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.

The Merger Agreement contains certain termination rights for both the Company and Parent, including if the Merger is not consummated by June 1, 2020 (subject to extension for an additional three months if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and Parent, and provides that, upon termination of the Merger Agreement under certain specified circumstances, Parent would be required to pay a termination fee of $170 million to the Company, and under other specified circumstances, the Company would be required to pay Parent a termination fee of $85 million.

The Company expects that the Company and Parent will submit their filings relating to the Merger with the FERC, the U.S. Nuclear Regulatory Commission, the Federal Communications Commission, the PUCT and the NMPRC in August 2019. The Company also expects that the Company and Parent will submit their filings with the Antitrust Division of the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Act in August 2019. Under the Merger Agreement, the consent to the Merger by the City of El Paso under its franchise agreement with the Company is a condition to the closing of the Merger. Under the franchise agreement, if the City of El Paso does not grant its consent to the Merger, the franchise agreement would terminate upon the closing of the Merger. On August 2, 2019, the Company filed a definitive proxy statement with the SEC in connection with the Merger. As of August 7, 2019, two purported Company shareholders have filed lawsuits alleging violations under the federal securities laws in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Part I, Item 1, Financial Statements, Note J of Notes to Financial Statements. A special shareholder meeting to vote on matters relating to the Merger is scheduled to be held on September 19, 2019. Subject to receipt of remaining approvals and satisfaction of the other closing conditions, the Company anticipates that the closing of the Merger will occur in the first half of 2020.

In connection with the proposed Merger, the Company recorded merger-related expenses of $5.7 million, principally related to advisory fees, in the three months ending June 30, 2019, which are reflected in Other Income (deductions) - Strategic transaction costs in the Statements of Operations. The Company has treated these costs as tax deductible since the requisite closing conditions to the Merger have not yet been satisfied. Upon completion of the Merger, the Company will evaluate the tax deductibility of these costs and, though not expected, will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

Summary
The following is an overview of our results of operations for the three, six and twelve-month periods ended June 30, 2019 and 2018. Net income and basic earnings per share for the three, six and twelve-month periods ended June 30, 2019 and 2018, are shown below:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Net income (in thousands)	$26,126	$33,295	$32,215	$26,329	$90,201	$92,513
Basic earnings per share	0.64	0.82	0.79	0.65	2.22	2.28
The following table shows the primary factors affecting the after-tax change in net income between the 2019 and 2018 periods presented (in thousands):

	Three Months Ended	Six Months Ended	Twelve Months Ended
June 30, 2018 net income	$33,295	$26,329	$92,513
Change in (net of tax at 21%):
Decreased retail non-fuel base revenues (a)	(9,787)	(8,905)	(11,448)
Increased strategic transaction costs (b)	(4,483)	(4,483)	(4,483)
Increased depreciation and amortization (c)	(997)	(2,033)	(3,769)
Increased interest on long-term debt and other (d)	(603)	(1,851)	(3,486)
Decreased operations and maintenance expenses at fossil-fuel generating plants (e)	3,208	2,792	1,317
Increased investment and interest income, NDT (f)	1,770	16,608	3,270
Decreased administrative and general expenses (g)	1,442	2,103	1,533
Decreased (increased) income tax expense-other (h)	1,268	(59)	10,148
Increased wheeling revenues (i)	556	1,914	2,936
Other (j)	457	(200)	1,670
June 30, 2019 net income	$26,126	$32,215	$90,201

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Retail non-fuel base revenues decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to decreased revenues from (i) residential customers of $9.5 million caused by decreased kWh sales, (ii) small commercial and industrial customers of $1.9 million caused by decreased kWh sales, and (iii) sales to public authorities of $0.9 million caused by decreased kWh sales. These decreases in kWh sales primarily resulted from overall milder weather, partially offset by customer growth of 1.6% when compared to the three months ended June 30, 2018.

Retail non-fuel base revenues decreased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to decreased revenues from (i) residential customers of $8.4 million caused by decreased kWh sales, (ii) small commercial and industrial customers of $2.2 million caused by decreased kWh sales, and (iii) sales to public authorities of $0.8 million caused by decreased kWh sales. These decreases in kWh sales primarily resulted from overall milder weather, partially offset by customer growth of 1.6% when compared to the six months ended June 30, 2018.

Retail non-fuel base revenues decreased for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, primarily due to refunds of approximately $28.8 million during the twelve months ended June 30, 2019, for the reduction in the federal corporate income tax rate due to the TCJA, partially offset by refunds of approximately $12.6 million during the twelve months ended June 30, 2018, and an increase of $3.1 million due to the 1% increase in the El Paso franchise fee on gross revenues for services within the City of El Paso applicable to bills issued on or after October 1, 2018. Excluding the impact of rate changes, retail non-fuel base revenues decreased for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, primarily due to decreased revenues from small commercial and industrial customers of $1.6 million caused by decreased kWh sales which primarily resulted from overall milder weather, partially offset by overall customer growth of 1.7% when compared to the twelve months ended June 30, 2018.

(b)
Strategic transaction costs increased for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, due to costs incurred in connection with the proposed Merger.

(c)
Depreciation and amortization increased for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, primarily due to increased plant balances.

(d)
Interest on long-term debt and other increased for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, and an increase in the interest cost component of net periodic benefit cost of the Company’s employee benefit plans. These increases were partially offset by the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million principal amount of 2009 Series B 7.25% PCBs on April 1, 2019. The purchase of the PCBs was financed by borrowings from the RCF bearing a lower interest rate. Further, on May 22, 2019 the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040 and April 1, 2040, respectively.

(e)
O&M expenses at our fossil-fuel generating plants decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to decreased outage costs at Newman Units 1 & 2 and Rio Grande Power Station ("Rio Grande") Unit 8, and decreased maintenance costs at Newman.

O&M expenses at our fossil-fuel generating plants decreased for the six and twelve months ended June 30, 2019, compared to the six and twelve months ended June 30, 2018, primarily due to decreased outage costs at Rio Grande Unit 8 and Newman Units 1 & 2, and decreased maintenance costs at Newman. These decreases were partially offset by increased outage costs at Newman Unit 4 and increased maintenance costs at MPS.

(f)
Investment and interest income, NDT increased for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, primarily due to net realized and unrealized gains on securities held in the NDT. Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Refer to "Use of Non-GAAP Financial Measures" below for further details.

(g)
Administrative and general ("A&G") expenses decreased for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate.

A&G expenses decreased for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, primarily due to decreased long-term stock incentive plan costs and decreases in costs of other employee benefits.

(h)
Income tax expense-other decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a decrease in state income taxes and lower interest costs related to tax reserves.

Income tax expense-other decreased for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, primarily due to a decrease in the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above, partially offset by an increase in state tax reserves and other permanent differences.

(i)
Wheeling revenues increased for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, primarily due to an increase in short-term hourly transmission sales due to favorable market conditions.

(j)	Other for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, includes a decrease in Palo Verde O&M expenses primarily due to lower A&G benefits.

Use of Non-GAAP Financial Measures
As required by ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are recognized in the Company's Statements of Operations. This standard added the potential for significant volatility to the Company's reported results of operations as changes in the fair value of equity securities may occur. Furthermore, the equity investments included in the NDT are significant and are expected to increase significantly during the remaining life (estimated to be 26 to 29 years) of Palo Verde. Accordingly, the Company has provided the following non-GAAP financial measures to exclude the impact of changes in fair value of equity securities and realized gains (losses) from the sale of both equity and fixed income securities. Reconciliations of both non-GAAP financial measures to the most directly comparable financial information presented in accordance with GAAP are presented in the tables below. Non-GAAP adjusted net income is reconciled to GAAP net income, and non-GAAP adjusted basic earnings per share is reconciled to GAAP basic earnings per share.

	Three Months Ended
	June 30,
	2019 (1)	2018
	(In thousands except for per share data)
Net income (GAAP)	$26,126	$33,295
Adjusting items before income tax effects
Unrealized gains, net	(5,209)	(983)
Realized gains, net	(17)	(2,119)
Total adjustments before income tax effects	(5,226)	(3,102)
Income taxes on above adjustments	1,045	621
Adjusting items, net of income taxes	(4,181)	(2,481)
Adjusted net income (non-GAAP)	$21,945	$30,814

Basic earnings per share (GAAP)	$0.64	$0.82
Adjusted basic earnings per share (non-GAAP)	$0.54	$0.76

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $5.7 million, or $0.11 per share, after-tax, of strategic transaction costs.

	Six Months Ended
	June 30,
	2019 (1)	2018
	(In thousands except for per share data)
Net income (GAAP)	$32,215	$26,329
Adjusting items before income tax effects
Unrealized (gains) losses, net	(21,899)	2,798
Realized (gains) losses, net	684	(3,391)
Total adjustments before income tax effects	(21,215)	(593)
Income taxes on above adjustments	4,243	119
Adjusting items, net of income taxes	(16,972)	(474)
Adjusted net income (non-GAAP)	$15,243	$25,855

Basic earnings per share (GAAP)	$0.79	$0.65
Adjusted basic earnings per share (non-GAAP)	$0.37	$0.64

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $5.7 million, or $0.11 per share, after-tax, of strategic transaction costs.

	Twelve Months Ended
	June 30,
	2019 (1)	2018
	(In thousands except for per share data)
Net income (GAAP)	$90,201	$92,513
Adjusting items before income tax effects
Unrealized (gains) losses, net	(6,096)	2,798
Realized gains, net	(1,559)	(6,660)
Total adjustments before income tax effects	(7,655)	(3,862)
Income taxes on above adjustments	1,531	773
Adjusting items, net of income taxes	(6,124)	(3,089)
Adjusted net income (non-GAAP)	$84,077	$89,424

Basic earnings per share (GAAP)	$2.22	$2.28
Adjusted basic earnings per share (non-GAAP)	$2.07	$2.20

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $5.7 million, or $0.11 per share, after-tax, of strategic transaction costs.

Adjusted net income and adjusted basic earnings per share are not measures of financial performance under GAAP and should not be considered as an alternative to net income and basic earnings per share, respectively. Furthermore, the Company's presentation of any non-GAAP financial measure may not be comparable to similarly titled measures used by other companies. The Company believes adjusted net income and adjusted basic earnings per share are useful financial measures for investors and analysts in understanding the Company's core operating performance because each measure removes the effects of variances reported in the Company's results of operations that are not indicative of fundamental changes in the earnings capacity of the Company. Non-GAAP financial information should be read together with, and is not an alternative or substitute for, the Company's financial results reported in accordance with GAAP.

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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three, six and twelve months ended June 30, 2019. Residential and small commercial customers represent approximately 78% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three, six and twelve months ended June 30, 2019, retail non-fuel base revenues were negatively impacted by overall milder weather when compared to the three, six and twelve months ended June 30, 2018. Cooling degree days for the three, six and twelve months ended June 30, 2019 decreased 27.4%, 26.7% and 9.1% when compared to the three, six and twelve months ended June 30, 2018, respectively, and were 11.7%, 11.3% and 1.8% below the 10-year average, respectively. The table below shows heating and cooling degree days compared to a 10-year average for the periods in 2019 and 2018.

	Three Months Ended			Six Months Ended			Twelve Months Ended
	June 30,			June 30,			June 30,
			10-Year			10-Year			10-Year
	2019	2018	Average	2019	2018	Average	2019	2018	Average*
Heating degree days	53	11	57	1,187	976	1,181	2,148	1,643	2,056
Cooling degree days	958	1,319	1,085	994	1,356	1,120	2,812	3,093	2,863
______________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.6% for the three and six months ended June 30, 2019, when compared to the three and six months ended June 30, 2018, and 1.7% for the twelve months ended June 30, 2019, when compared to the twelve months ended June 30, 2018. See the tables presented on pages 49, 50 and 51, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues for the three months ended June 30, 2019, decreased $12.4 million, or 7.2%, compared to the three months ended June 30, 2018. Retail non-fuel base revenues decreased primarily due to decreased revenues from (i) residential customers of $9.5 million caused by a 13.9% decrease in kWh sales, (ii) small commercial and industrial customers of $1.9 million caused by a 5.6% decrease in kWh sales, and (iii) sales to public authorities of $0.9 million caused by a 7.1% decrease in kWh sales compared to the three months ended June 30, 2018. The decreases in kWh sales resulted primarily from overall milder weather, partially offset by customer growth of 1.6%, when compared to the three months ended June 30, 2018.
Retail non-fuel base revenues for the six months ended June 30, 2019, decreased $11.3 million, or 4.0%, compared to the six months ended June 30, 2018. Retail non-fuel base revenues decreased primarily due to decreased revenues from (i) residential customers of $8.4 million caused by a 7.0% decrease in kWh sales, (ii) small commercial and industrial customers of $2.2 million caused by a 3.4% decrease in kWh sales, and (iii) sales to public authorities of $0.8 million caused by a 3.6% decrease in kWh sales compared to the six months ended June 30, 2018. The decreases in kWh sales resulted primarily from overall milder weather, partially offset by customer growth of 1.6%, when compared to the six months ended June 30, 2018.

Retail non-fuel base revenues for the twelve months ended June 30, 2019, decreased $14.5 million, or 2.3%, compared to the twelve months ended June 30, 2018. For the twelve months ended June 30, 2019, rate changes included the refunds to customers for the reduction in the federal corporate income tax rate due to the TCJA of approximately $28.8 million, compared to $12.6 million for the twelve months ended June 30, 2018. The reduction in rates due to the TCJA was offset by an increase of $3.1 million for the twelve months ended June 30, 2019, due to a 1% increase in the El Paso franchise fee on gross revenues for services within the City of El Paso applicable to bills issued on or after October 1, 2018. Retail non-fuel base revenues, excluding the impact of rate changes, decreased primarily due to decreased revenues from small commercial and industrial customers of $1.6 million caused by a 1.1% decrease in kWh sales that resulted primarily from overall milder weather, partially offset by overall customer growth of 1.7%, when compared to the twelve months ended June 30, 2018.
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
In the three, six and twelve months ended June 30, 2019, we over-recovered fuel costs by $5.3 million, $18.0 million and $22.4 million, respectively. In June 2019 and March 2018, $1.0 million and $1.1 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At June 30, 2019, we had a net fuel over-recovery balance of $21.7 million, including over-recoveries of $20.3 million in our Texas, $1.3 million in our New Mexico and $0.1 million in our FERC jurisdictions. On October 15, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, our fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. The revised factor was approved by the PUCT and the docket closed on November 19, 2018. The Texas fixed fuel factor will continue thereafter until changed by the PUCT.
On April 29, 2019, we filed a petition with the PUCT requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, the fuel refund was approved on an interim basis. We implemented the fuel refund in customer bills on June 1, 2019. An agreed proposed order approving final rates was filed by all parties on June 10, 2019, and the case has been remanded to the PUCT for a final order.
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
Off-system sales revenue increased $2.7 million, or 28.0%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as a result of a 70.9% increase in kWh sales due to additional available power and a decline in the price of natural gas. Off-system sales revenue increased $14.6 million, or 44.7%, and $33.8 million, or 50.3%, respectively, for the six and twelve months ended June 30, 2019, when compared to the six and twelve months ended June 30, 2018, as a result of a 21.3% and 25.5% increase, respectively, in kWh sales due to additional available power, higher average market prices for power, and a decline in the price of natural gas.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended June 30:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	675,072	783,644	(108,572)	(13.9)%
Commercial and industrial, small	621,484	658,463	(36,979)	(5.6)
Commercial and industrial, large	271,857	282,508	(10,651)	(3.8)
Sales to public authorities	403,498	434,352	(30,854)	(7.1)
Total retail sales	1,971,911	2,158,967	(187,056)	(8.7)
Wholesale:
Sales for resale - full requirement customer	18,310	18,566	(256)	(1.4)
Off-system sales	727,845	425,787	302,058	70.9
Total wholesale sales	746,155	444,353	301,802	67.9
Total kWh sales	2,718,066	2,603,320	114,746	4.4
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$70,629	$80,177	$(9,548)	(11.9)%
Commercial and industrial, small	54,359	56,267	(1,908)	(3.4)
Commercial and industrial, large	8,843	8,880	(37)	(0.4)
Sales to public authorities	26,120	27,016	(896)	(3.3)
Total retail non-fuel base revenues (1)(2)	159,951	172,340	(12,389)	(7.2)
Wholesale:
Sales for resale - full requirement customer	863	867	(4)	(0.5)
Total non-fuel base revenues	160,814	173,207	(12,393)	(7.2)
Fuel revenues:
Recovered from customers during the period	25,976	37,728	(11,752)	(31.1)
Under (over) collection of fuel (3)	(5,272)	7,584	(12,856)	—
Total fuel revenues (4)(5)	20,704	45,312	(24,608)	(54.3)
Off-system sales (5)(6)	12,444	9,722	2,722	28.0
Wheeling revenues (7)	4,851	4,147	704	17.0
Energy efficiency cost recovery	1,330	1,884	(554)	(29.4)
Miscellaneous (7)	2,306	1,812	494	27.3
Total revenues from customers	202,449	236,084	(33,635)	(14.2)
Other (7)	626	712	(86)	(12.1)
Total operating revenues	$203,075	$236,796	$(33,721)	(14.2)
Average number of retail customers (8):
Residential	379,397	373,372	6,025	1.6%
Commercial and industrial, small	42,546	42,452	94	0.2
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,294	5,581	713	12.8
Total	428,285	421,453	6,832	1.6
________________________________________

(1)	2019 and 2018 include $7.3 million and $7.7 million, respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(2)	2019 includes $1.1 million related to the 1% increase in the El Paso franchise fee on gross revenues for services within the City of El Paso applicable to bills issued on or after October 1, 2018.

(3)	2019 includes the portion of the DOE refunds related to spent fuel storage of $1.0 million that was credited to customers through the applicable fuel adjustment clauses.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $0.8 million and $1.6 million in 2019 and 2018, respectively.

(5)	Off-system sales increased due to favorable market conditions and lower gas prices, which resulted in increased margins credited to customers through the fuel adjustment clause.

(6)	Includes retained margins of $0.5 million and $0.4 million in 2019 and 2018, respectively.

(7)	Represents revenue with no related kWh sales.

(8)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Six Months Ended June 30:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	1,249,161	1,343,207	(94,046)	(7.0)%
Commercial and industrial, small	1,117,851	1,157,138	(39,287)	(3.4)
Commercial and industrial, large	523,913	530,793	(6,880)	(1.3)
Sales to public authorities	735,445	762,681	(27,236)	(3.6)
Total retail sales	3,626,370	3,793,819	(167,449)	(4.4)
Wholesale:
Sales for resale - full requirement customer	30,080	30,296	(216)	(0.7)
Off-system sales	1,565,007	1,290,003	275,004	21.3
Total wholesale sales	1,595,087	1,320,299	274,788	20.8
Total kWh sales	5,221,457	5,114,118	107,339	2.1
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$125,081	$133,469	$(8,388)	(6.3)%
Commercial and industrial, small	87,363	89,564	(2,201)	(2.5)
Commercial and industrial, large	16,089	16,006	83	0.5
Sales to public authorities	43,405	44,172	(767)	(1.7)
Total retail non-fuel base revenues (1)(2)	271,938	283,211	(11,273)	(4.0)
Wholesale:
Sales for resale - full requirement customer	1,409	1,343	66	4.9
Total non-fuel base revenues	273,347	284,554	(11,207)	(3.9)
Fuel revenues:
Recovered from customers during the period	54,521	77,672	(23,151)	(29.8)
Over collection of fuel (3)	(18,030)	(366)	(17,664)	—
Total fuel revenues (4)(5)	36,491	77,306	(40,815)	(52.8)
Off-system sales (5)(6)	47,423	32,777	14,646	44.7
Wheeling revenues (7)	10,856	8,433	2,423	28.7
Energy efficiency cost recovery	3,838	3,800	38	1.0
Miscellaneous (7)	4,316	4,271	45	1.1
Total revenues from customers	376,271	411,141	(34,870)	(8.5)
Other (7)	1,167	1,368	(201)	(14.7)
Total operating revenues	$377,438	$412,509	$(35,071)	(8.5)
Average number of retail customers (8):
Residential	378,396	372,361	6,035	1.6%
Commercial and industrial, small	42,384	42,328	56	0.1
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,249	5,587	662	11.8
Total	427,077	420,324	6,753	1.6

________________________________________

(1)	2019 and 2018 include $12.4 million and $11.8 million, respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(2)	2019 includes $2.0 million related to the 1% increase in the El Paso franchise fee on gross revenues for services within the City of El Paso applicable to bills issued on or after October 1, 2018.

(3)
2019 and 2018 include the portion of the DOE refunds related to spent fuel storage of $1.0 million and $1.1 million, respectively, that was credited to customers through the applicable fuel adjustment clauses.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $2.6 million and $4.0 million in 2019 and 2018, respectively.

(5)	Off-system sales increased due to favorable market conditions and lower gas prices, which resulted in increased margins credited to customers through the fuel adjustment clause.

(6)	Includes retained margins of $1.4 million and $1.0 million in 2019 and 2018, respectively.

(7)	Represents revenue with no related kWh sales.

(8)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended June 30:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	2,894,649	2,896,683	(2,034)	(0.1)%
Commercial and industrial, small	2,392,633	2,419,881	(27,248)	(1.1)
Commercial and industrial, large	1,043,954	1,046,723	(2,769)	(0.3)
Sales to public authorities	1,535,991	1,568,414	(32,423)	(2.1)
Total retail sales	7,867,227	7,931,701	(64,474)	(0.8)
Wholesale:
Sales for resale - full requirement customer	58,775	60,544	(1,769)	(2.9)
Off-system sales	2,962,965	2,361,264	601,701	25.5
Total wholesale sales	3,021,740	2,421,808	599,932	24.8
Total kWh sales	10,888,967	10,353,509	535,458	5.2
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$289,209	$295,016	$(5,807)	(2.0)%
Commercial and industrial, small	192,140	197,488	(5,348)	(2.7)
Commercial and industrial, large	35,003	36,066	(1,063)	(2.9)
Sales to public authorities	94,693	96,968	(2,275)	(2.3)
Total retail non-fuel base revenues (1)(2)(3)	611,045	625,538	(14,493)	(2.3)
Wholesale:
Sales for resale - full requirement customer	2,846	2,751	95	3.5
Total non-fuel base revenues	613,891	628,289	(14,398)	(2.3)
Fuel revenues:
Recovered from customers during the period	133,342	191,284	(57,942)	(30.3)
Over collection of fuel (4)	(22,400)	(14,791)	(7,609)	51.4
Total fuel revenues (5)(6)	110,942	176,493	(65,551)	(37.1)
Off-system sales (6)(7)	101,064	67,238	33,826	50.3
Wheeling revenues (8)	21,449	17,732	3,717	21.0
Energy efficiency cost recovery (9)	8,926	3,800	5,126	—
Miscellaneous (8)	8,233	8,312	(79)	(1.0)
Total revenues from customers	864,505	901,864	(37,359)	(4.1)
Other (8)(10)	4,027	4,264	(237)	(5.6)
Total operating revenues	$868,532	$906,128	$(37,596)	(4.1)
Average number of retail customers (11):
Residential	377,154	370,975	6,179	1.7%
Commercial and industrial, small	42,378	42,158	220	0.5
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,077	5,561	516	9.3
Total	425,657	418,742	6,915	1.7

________________________________________

(1)	2019 and 2018 include base rate increase related to the 2017 PUCT Final Order effective July 18, 2017.

(2)
2019 and 2018 include $28.8 million and $12.6 million (for the period January 1, 2018 through June 30, 2018), respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(3)	2019 includes $3.1 million related to the 1% increase in the El Paso franchise fee on gross revenues for services within the City of El Paso applicable to bills issued on or after October 1, 2018.

(4)
2019 and 2018 include the portion of the DOE refunds related to spent fuel storage of $1.0 million and $1.1 million, respectively, that was credited to customers through the applicable fuel adjustment clauses.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $6.7 million and $8.8 million in 2019 and 2018, respectively.

(6)	Off-system sales increased due to favorable market conditions and lower gas prices, which resulted in increased margins credited to customers through the fuel adjustment clause.

(7)	Includes retained margins of $2.5 million and $1.8 million in 2019 and 2018, respectively.

(8)	Represents revenue with no related kWh sales.

(9)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, January 1, 2018, and following the adoption of the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in O&M expenses.

(10)	Includes energy efficiency bonuses of $1.3 million and $1.2 million in 2019 and 2018, respectively.

(11)	The number of retail customers presented is based on the number of service locations.

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 47%, 53% and 50% of our Company-generated energy for the three, six and twelve months ended June 30, 2019, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $21.4 million, or 39.9%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to (i) decreased natural gas costs of $18.9 million due to a 65.0% decrease in the average cost of Megawatt-hours ("MWhs") generated, (ii) decreased total purchased power costs of $1.5 million due to an 11.1% decrease in the average cost of MWhs purchased, and (iii) decreased nuclear costs of $1.0 million primarily due to a $1.1 million DOE refund received in 2019 with no comparable activity in 2018.

	Three Months Ended June 30,
	2019				2018
Fuel Type	Cost		MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)				(in thousands)
Natural gas	$11,019		1,323,315	$8.33	$29,904	1,256,393	$23.80
Coal (a)	165		—	—	165	—	—
Nuclear	8,684	(b)	1,193,907	8.16	9,692	1,139,871	8.50
Total	19,868		2,517,222	8.31	39,761	2,396,264	16.59
Purchased power:
Photovoltaic	7,346		90,190	81.45	7,198	89,241	80.66
Other	4,892		238,063	20.55	6,504	237,564	27.38
Total purchased power	12,238		328,253	37.28	13,702	326,805	41.93
Total fuel and purchased power	$32,106		2,845,475	11.65	$53,463	2,723,069	19.63
_________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.1 million recorded in June 2019. Cost per MWh excludes this refund.

Fuel and purchased power expense decreased $25.2 million, or 23.9%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in natural gas costs of $27.8 million due to a 45.4% decrease in the average cost of MWhs generated. This decrease was partially offset by an increase in total purchased power costs of $2.4 million primarily due to a 5.8% increase in the MWhs purchased and a 3.5% increase in the average cost of MWhs purchased.

	Six Months Ended June 30,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$33,298	2,238,836	$14.87	$61,049	2,241,500	$27.24
Coal (a)	330	—	—	330	—	—
Nuclear (b)	19,603	2,558,214	8.08	19,436	2,486,378	8.29
Total	53,231	4,797,050	11.32	80,815	4,727,878	17.34
Purchased power:
Photovoltaic	12,139	148,958	81.49	12,222	150,811	81.04
Other	15,062	503,366	29.92	12,614	465,808	27.08
Total purchased power	27,201	652,324	41.70	24,836	616,619	40.28
Total fuel and purchased power	$80,432	5,449,374	14.96	$105,651	5,344,497	19.99
________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.1 million and $1.2 million recorded in June 2019 and March 2018, respectively. Cost per MWh excludes these refunds.
Fuel and purchased power expense decreased $30.3 million, or 13.0%, for the twelve months ended June 30, 2019 compared to the twelve months ended June 30, 2018, primarily due to (i) decreased natural gas costs of $36.7 million primarily due to a 34.8% decrease in the average cost of MWhs generated, partially offset by a 12.8% increase in the MWhs generated with natural gas, (ii) decreased nuclear costs of $1.6 million primarily due to a reduction in the price of uranium and a 1.9% decrease in the MWhs generated with nuclear fuel. These decreases in fuel and purchased power expense were partially offset by an increase in total purchased power costs of $8.0 million primarily due to a 9.7% increase in the average cost of MWhs purchased and a 4.6% increase in MWhs purchased.

	Twelve Months Ended June 30,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$101,832	5,027,199	$20.26	$138,568	4,456,314	$31.09
Coal (a)	661	—	—	660	—	—
Nuclear (b)	39,285	4,985,694	8.09	40,877	5,080,646	8.28
Total	141,778	10,012,893	14.27	180,105	9,536,960	19.01
Purchased power:
Photovoltaic	22,145	273,716	80.91	23,228	286,312	81.13
Other	39,967	1,117,298	35.77	30,896	1,043,213	29.62
Total purchased power	62,112	1,391,014	44.65	54,124	1,329,525	40.71
Total fuel and purchased power	$203,890	11,403,907	17.97	$234,229	10,866,485	21.66
_________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.1 million and $1.2 million recorded in June 2019 and March 2018, respectively. Cost per MWh excludes these refunds.

Operations and maintenance expense
Operations and maintenance expense decreased $7.5 million, or 8.5%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to decreases of (i) $2.8 million in outage costs at Newman Units 1 and 2, (ii) $1.8 million in A&G expense primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate, (iii) $0.9 million in outage costs at Rio Grande Unit 8, (iv) $0.9 million in maintenance costs at Newman, and (v) $0.7 million in O&M expenses at Palo Verde.
Operations and maintenance expense decreased $7.3 million, or 4.3%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to decreases of (i) $4.1 million in outage costs at Rio Grande Unit 8, (ii) $3.0 million in outage costs at Newman Units 1 and 2, (iii) $2.7 million in A&G expense primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate, (iv) $1.6 million in O&M expenses at Palo Verde, and (v) $0.6 million in maintenance costs at Newman. These decreases were partially offset by increases of (i) $3.1 million in outage costs at Newman Unit 4, and (ii) $1.0 million in maintenance costs at MPS.
Operations and maintenance expense remained relatively unchanged for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018.

Depreciation and amortization expense
Depreciation and amortization expense increased $1.3 million, or 5.3%, $2.6 million, or 5.4%, and $4.8 million, or 5.1%, for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, primarily due to increased plant balances.

Taxes other than income taxes

Taxes other than income taxes increased $0.7 million, or 4.2%, $1.4 million, or 4.3%, and $1.6 million, or 2.3%, for the three, six and twelve months ended June 30, 2019, compared to the three, six and twelve months ended June 30, 2018, primarily due to increased property valuations and tax rates in Texas, and an increase in the franchise fee rate in El Paso.
Other income (deductions)
Other income (deductions) decreased $3.5 million, or 28.8%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to $5.7 million of strategic transaction costs in the three months ended June 30, 2019, with no comparable activity in the three months ended June 30, 2018. This decrease was partially offset by a $2.1 million increase in realized and unrealized net gains on securities held in the NDT.
Other income (deductions) increased $15.5 million, or 83.3%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a $20.6 million increase in realized and unrealized net gains on securities held in the NDT. This increase was partially offset by $5.7 million of strategic transaction costs in the six months ended June 30, 2019, with no comparable activity in the six months ended June 30, 2018.
Other income (deductions) increased $0.4 million, or 1.0%, for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, primarily due to (i) a $3.8 million increase in realized and unrealized net gains on securities held in the NDT, (ii) a $1.1 million increase in the expected return on benefit plan assets, and (iii) a $1.2 million increase in various other items. These increases were partially offset by $5.7 million of strategic transaction costs in the twelve months ended June 30, 2019, with no comparable activity in the twelve months ended June 30, 2018.

Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Further details are shown below (in thousands):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Allowance for equity funds used during construction	$514	$718	$1,515	$1,638	$3,330	$3,122
Investment and interest income, net:
NDT unrealized gains (losses), net	5,209	983	21,899	(2,798)	6,096	(2,798)
NDT realized gains (losses), net	17	2,119	(684)	3,391	1,559	6,660
NDT dividends and interest income	1,875	1,795	3,663	3,473	7,418	6,953
Expected returns on benefit plans (ASU 2017-07)	5,893	5,927	11,806	11,855	23,462	22,403
Other	20	248	37	306	336	543
	13,014	11,072	36,721	16,227	38,871	33,761
Miscellaneous non-operating income	3,090	3,072	6,138	6,208	12,753	12,466
Strategic transaction costs	(5,675)	—	(5,675)	—	(5,675)	—
Miscellaneous non-operating deductions	(2,328)	(2,769)	(4,685)	(5,512)	(11,153)	(11,594)
Total other income (deductions)	$8,615	$12,093	$34,014	$18,561	$38,126	$37,755
Interest charges (credits)
Interest charges (credits) increased by $0.4 million, or 1.8%, and $1.6 million, or 3.8%, for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, and an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans. These increases were partially offset by the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the bonds on May 22, 2019 at the stated interest rate of 3.60% per annum.
Interest charges (credits) increased by $2.7 million, or 3.2%, for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, and an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans. These increases were partially offset by (i) the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the bonds on May 22, 2019 at the stated interest rate of 3.60% per annum, (ii) increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher average balances of construction work in progress ("CWIP") and an increase in the ABFUDC rate, and (iii) decreased borrowings under the RCF.
Income tax expense
Income tax expense decreased $3.5 million, or 32.4%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to decreases in (i) pre-tax income, (ii) state income taxes, and (iii) interest costs related to tax reserves.
Income tax expense increased $1.5 million, or 18.9%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to an increase in pre-tax income, lower tax benefits of stock incentives plans and other permanent differences.
Income tax expense decreased $13.4 million, or 32.5%, for the twelve months ended June 30, 2019, compared to the twelve months ended June 30, 2018, due to the change in the federal income tax rate and a decrease in pre-tax income partially offset by an increase in state tax reserves and other permanent differences.

New Accounting Standards
See Part I, Item 1, Financial Statements, Note A of Notes to Financial Statements for a discussion of new accounting standards adopted and to be adopted in the future.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
At June 30, 2019, our capital structure, including common stock equity, long-term debt, and short-term borrowings under our RCF, consisted of 43.0% common stock equity and 57.0% debt. As of June 30, 2019, we had a balance of $12.9 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF and debt issuances in the capital markets or, after the closing of the Merger, an equity commitment from the Parent to meet all of our anticipated cash requirements during the next twelve months.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs and taxes.
Capital Requirements. During the six months ended June 30, 2019, our primary capital requirements were related to the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $112.4 million in the six months ended June 30, 2019, compared to $117.3 million in the six months ended June 30, 2018. Capital expenditures for 2019 are expected to be approximately $249 million. Capital requirements for purchases of nuclear fuel were $16.8 million in the six months ended June 30, 2019 compared to $18.9 million in the six months ended June 30, 2018.
On June 28, 2019, we paid a quarterly cash dividend of $0.385 per share, or $15.7 million, to shareholders of record as of the close of business on June 14, 2019. We paid a total of $30.4 million in cash dividends during the six months ended June 30, 2019. At the current dividend rate, we expect to pay cash dividends of approximately $61.7 million during 2019. Under the Merger Agreement, the Company may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020 and $0.41 per share for quarterly dividends declared on or after June 1, 2020. Shareholders will continue to be entitled to receive any quarterly cash dividends, including a "stub period" dividend with respect to the period between the last quarterly dividend paid by the Company and the closing of the Merger.
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
The TCJA discontinued bonus depreciation for regulated utilities, which reduced tax deductions previously available to us beginning in 2018. The decrease in tax deductions results in the utilization of our net operating loss carryforwards ("NOL carryforwards") and other carryforwards approximately one year earlier than previously anticipated and is expected to result in higher income tax payments beginning in 2020, after the full utilization of NOL and other carryforwards. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21%. Due to NOL carryforwards, minimal tax payments are expected for 2019, which are mostly related to state income taxes.
The effect of the TCJA on our rates is beneficial to our customers. Following the enactment of the TCJA and the reduction of the federal corporate income tax rate, revenues collected from our customers in 2018 were reduced by $28.2 million, which negatively impacted our cash flows. A comparable amount is expected during 2019.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the six months ended June 30, 2019, we contributed $5.9 million and $0.3 million to our retirement plans and other post-retirement benefits plan, respectively, and $1.1 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $57.6 million for the six months ended June 30, 2019 and $74.4 million for the six months ended June 30, 2018, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the six months ended June 30, 2019, we had fuel over-recoveries of $10.7 million compared to over-recoveries of fuel costs of $1.0 million during the six months ended June 30, 2018. At June 30, 2019, we had a net fuel over-recovery balance of $21.7 million, including over-recoveries of $20.3 million in our Texas, $1.3 million in our New Mexico and $0.1 million in our FERC jurisdictions. On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, the Company's fuel refund was approved on an interim basis. The Company implemented the fuel refund in customer bills on June 1, 2019. An agreed proposed order approving final rates was filed by all parties on June 10, 2019, and the case has been remanded to the PUCT for a final order.

We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We received additional approval from the NMPRC on October 4, 2017, to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We received approval from the FERC on October 31, 2017, to issue up to $350.0 million in long-term debt, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT, and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date, and to redeem, refinance and/or replace the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs with debt of equal face value. The authorization approved by the FERC was effective from November 15, 2017 through November 14, 2019, and superseded its prior approvals.
Under these authorizations, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028, and guaranteed the issuance by the RGRT of $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF, which included borrowings made for working capital, general corporate purposes and the purchase of nuclear fuel. Also, under these authorizations, on September 13, 2018, the Company and RGRT entered into a third amended and restated credit agreement where we have available a $350.0 million RCF with a term ending on September 13, 2023. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. In addition, we may extend the maturity date of the RCF up to two times, in each case for an additional one-year period upon the satisfaction of certain conditions. On February 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs utilizing funds borrowed under the RCF. On April 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series B 7.25% PCBs utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040 and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. Proceeds from the remarketing of the bonds were primarily used to repay outstanding short-term borrowings under the RCF.
On March 27, 2019, the NMPRC issued a final order approving the Company's request to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. On April 18, 2019, the Company received approval from the FERC to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions; to utilize the existing RCF for short-term borrowings not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million principal amount of 2009 Series A 7.25% PCBs and the $37.1 million principal amount of 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. The authorization approved by the FERC is effective from April 18, 2019 through April 18, 2021, and supersedes its prior approvals. Pursuant to the Merger Agreement, the Company has agreed not to issue or authorize the issuance of any equity securities, subject to certain limited exceptions.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $137.3 million at June 30, 2019, of which $27.3 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $134.4 million as of June 30, 2018, of which $24.4 million had been borrowed under the RCF and $110.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At June 30, 2019, $133.5 million was outstanding under the RCF for working capital and general corporate purposes. At June 30, 2018, $56.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at June 30, 2019, were $160.8 million with an additional $189.1 million available to borrow.
The Merger would constitute a "Change in Control" under the RCF and the consummation of the Merger would result in an event of default under the RCF. On and subject to the terms and conditions of the Merger Agreement, the Company has agreed to use commercially reasonable efforts to cooperate with Parent to arrange an amendment of or waiver to the RCF. To the extent such amendment or waiver has not been obtained prior to the closing of the Merger, Parent would be required to repay any amounts outstanding under the RCF upon the consummation of the Merger. Under the Merger Agreement, subject to certain exceptions, the Company cannot issue shares of its common stock or incur additional indebtedness over $200 million (excluding borrowings up to the existing borrowing capacity of the RCF), in each case without the prior written consent of Parent.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2018 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of June 30, 2019, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2018 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended June 30, 2019, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and J of the Notes to Financial Statements.

Item 1A.	Risk Factors

The following statements highlight risk factors that may affect our financial condition and results of operations. These are not intended to be an exhaustive discussion for all such risks, and the statements below must be read together with the risk factors discussed in the 2018 Form 10-K and in our other filings with the SEC.
The Company cannot provide any assurance that the Merger will be completed. Failure to complete the Merger could negatively affect the trading price of the Company’s common stock and its future business and financial results
Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Company, (2) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (3) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition, (4) absence of any law or order prohibiting the consummation of the Merger and (5) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (b) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.
The conditions to the Merger may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the Merger may take longer than the Company and Parent expect. The occurrence of any of these events individually or in combination could negatively affect the trading price of the Company’s common stock and the Company’s future business and financial results and subject the Company to the following:

•
negative reactions from the financial markets, including declines in the price of the Company’s common stock due to the fact that the current price may reflect a market assumption that the Merger will be completed;

•	performance shortfalls and missed opportunities as a result of the diversion of the Company’s management’s attention by the Merger; and

•	potential payments by the Company to Parent for damages, or if the Merger Agreement is terminated under certain circumstances, a termination fee of $85 million.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect the Company’s business
Uncertainty about the impact of the Merger, including on employees and customers, may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate personnel, and could cause customers, suppliers and others that deal with the Company to seek to change existing business relationships with the Company. If employees depart, the Company’s business could be harmed. In addition, the Merger Agreement restricts the Company, without the consent of Parent, from taking specified actions until the Merger is completed or the Merger Agreement is terminated. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to the Company’s business.

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

2.01*
Agreement and Plan of Merger by and among El Paso Electric Company, Sun Jupiter Holdings LLC, and Sun Merger Sub Inc., dated as of June 1, 2019. (Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 3, 2019)

†10.01*	Change of Control Agreement between Mary E. Kipp and the Company, dated as of May 31, 2019. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 3, 2019)

†10.02*	Change of Control Agreement between Nathan T. Hirschi and the Company, dated as of May 31, 2019. (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 3, 2019)

†10.03*	Change of Control Agreement between Adrian J. Rodriguez and the Company, dated as of May 31, 2019. (Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 3, 2019)

†10.04*	Retention Agreement between Rocky R. Miracle and the Company, dated as of May 31, 2019. (Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on June 3, 2019)

†10.05*	Retention Agreement between Steven T. Buraczyk and the Company, dated as of June 30, 2019. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 1, 2019)

†10.06*	Separation Agreement between Mary E. Kipp and the Company, effective as of July 1, 2019. (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 1, 2019)

†10.07*
Form of Restricted Stock Award Agreement (for non-employee directors) between the Company and certain directors of the Company. (Identical in all material respects to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on February 5, 2018)

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ NATHAN T. HIRSCHI
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: August 7, 2019