Form 10-Q
period 2019-09-30
EL PASO ELECTRIC CO /TX/
filed 2019-11-07
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, there were 40,735,161 shares of the Company’s common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ASU	Accounting Standards Update
Company	El Paso Electric Company
DCRF	Distribution Cost Recovery Factor
DOE	U.S. Department of Energy
El Paso	City of El Paso, Texas
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IIF	Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc.
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
Merger	Merger of Merger Sub with and into the Company with the Company as the surviving corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub, dated June 1, 2019
Merger Consideration	The right to receive $68.25 in cash per share of common stock, without interest, on and subject to the terms and conditions set forth in the Merger Agreement
Merger Sub	Sun Merger Sub Inc.
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NDT	The Company's Palo Verde nuclear decommissioning trust funds
Newman	The Company's Newman Power Station
NMPRC	New Mexico Public Regulation Commission
NMPUA	New Mexico Public Utility Act
NRC	Nuclear Regulatory Commission
O&M	Operations and maintenance
Parent	Sun Jupiter Holdings LLC

(i)

Abbreviations, Acronyms or Defined Terms	Terms

Palo Verde	Palo Verde Generating Station
PCBs	Pollution Control Refunding Revenue Bonds
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
RCF	The Company's Revolving Credit Facility
REA	New Mexico Renewable Energy Act
RGRT	Rio Grande Resources Trust II
Rio Grande	The Company's Rio Grande Power Station
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
TCJA	The federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
TCRF	Transmission Cost Recover Factor
U.S.	United States
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831
2018 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2018

(ii)

EL PASO ELECTRIC COMPANY

(iii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,328,915	$4,181,409
Less accumulated depreciation and amortization	(1,452,972)	(1,391,266)
Net plant in service	2,875,943	2,790,143
Construction work in progress	180,502	169,327
Nuclear fuel; includes fuel in process of $43,315 and $62,833, respectively	198,773	198,280
Less accumulated amortization	(81,020)	(72,703)
Net nuclear fuel	117,753	125,577
Net utility plant	3,174,198	3,085,047
Current assets:
Cash and cash equivalents	15,597	12,900
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,870 and $2,070, respectively	114,610	77,855
Inventories, at cost	59,047	55,432
Regulatory assets	7,939	6,972
Prepayments and other	27,487	20,375
Total current assets	224,680	173,534
Deferred charges and other assets:
Decommissioning trust funds	311,742	276,905
Regulatory assets	72,346	74,848
Other	17,263	18,168
Total deferred charges and other assets	401,351	369,921
Total assets	$3,800,229	$3,628,502

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	September 30, 2019	December 31, 2018
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,310,380 and 65,707,156 shares issued, and 118,308 and 121,532 restricted shares, respectively	$64,429	$65,829
Capital in excess of stated value	322,966	328,480
Retained earnings	1,275,159	1,227,471
Accumulated other comprehensive loss, net of tax	(38,636)	(38,784)
	1,623,918	1,582,996
Treasury stock, 23,693,527 and 25,147,567 shares, respectively, at cost	(394,669)	(418,893)
Common stock equity	1,229,249	1,164,103
Long-term debt, net of current portion	1,340,832	1,285,980
Total capitalization	2,570,081	2,450,083
Current liabilities:
Current maturities of long-term debt	44,959	99,239
Short-term borrowings under the revolving credit facility	99,826	49,207
Accounts payable, principally trade	61,226	58,150
Taxes accrued	43,408	37,139
Interest accrued	18,848	16,478
Regulatory liabilities	19,141	14,686
Other	39,244	38,356
Total current liabilities	326,652	313,255
Deferred credits and other liabilities:
Accumulated deferred income taxes	349,620	325,133
Accrued pension liability	80,616	87,259
Accrued post-retirement benefit liability	26,165	24,575
Asset retirement obligation	107,844	101,108
Regulatory liabilities	298,555	298,570
Other	40,696	28,519
Total deferred credits and other liabilities	903,496	865,164
Commitments and contingencies
Total capitalization and liabilities	$3,800,229	$3,628,502
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenues	$294,453	$300,271	$671,891	$712,780
Operating expenses:
Fuel and purchased power	50,583	71,086	131,015	176,737
Operations and maintenance	82,186	83,355	243,907	252,370
Depreciation and amortization	25,704	24,169	76,050	71,941
Taxes other than income taxes	21,953	21,728	56,245	54,616
	180,426	200,338	507,217	555,664
Operating income	114,027	99,933	164,674	157,116
Other income (deductions):
Allowance for equity funds used during construction	481	824	1,996	2,462
Investment and interest income, net	11,904	16,815	48,625	33,042
Miscellaneous non-operating income	3,150	3,037	9,288	9,245
Strategic transaction costs	(3,798)	—	(9,473)	—
Miscellaneous non-operating deductions	(2,930)	(3,263)	(7,615)	(8,775)
	8,807	17,413	42,821	35,974
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,772	19,603	56,024	55,785
Other interest	5,314	4,127	16,357	13,896
Capitalized interest	(1,435)	(1,488)	(4,424)	(4,067)
Allowance for borrowed funds used during construction	(986)	(881)	(3,020)	(2,551)
	21,665	21,361	64,937	63,063
Income before income taxes	101,169	95,985	142,558	130,027
Income tax expense	23,289	22,714	32,463	30,427
Net income	$77,880	$73,271	$110,095	$99,600

Basic earnings per share	$1.91	$1.80	$2.70	$2.45

Diluted earnings per share	$1.91	$1.79	$2.70	$2.44

Dividends declared per share of common stock	$0.385	$0.360	$1.130	$1.055
Weighted average number of shares outstanding	40,616,532	40,535,489	40,600,726	40,514,961
Weighted average number of shares and dilutive potential shares outstanding	40,679,868	40,697,047	40,679,998	40,644,493

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Twelve Months Ended
	September 30,
	2019	2018
Operating revenues	$862,714	$908,929
Operating expenses:
Fuel and purchased power	183,387	229,996
Operations and maintenance	326,420	336,506
Depreciation and amortization	100,491	95,790
Taxes other than income taxes	72,629	71,271
	682,927	733,563
Operating income	179,787	175,366
Other income (deductions):
Allowance for equity funds used during construction	2,987	3,278
Investment and interest income, net	33,960	41,587
Miscellaneous non-operating income	12,866	12,428
Strategic transaction costs	(9,473)	—
Miscellaneous non-operating deductions	(10,820)	(11,677)
	29,520	45,616
Interest charges (credits):
Interest on long-term debt and revolving credit facility	75,663	73,766
Other interest	20,351	18,320
Capitalized interest	(5,840)	(5,258)
Allowance for borrowed funds used during construction	(4,081)	(3,353)
	86,093	83,475
Income before income taxes	123,214	137,507
Income tax expense	28,404	31,407
Net income	$94,810	$106,100

Basic earnings per share	$2.33	$2.61

Diluted earnings per share	$2.32	$2.60

Dividends declared per share of common stock	$1.49	$1.39
Weighted average number of shares outstanding	40,585,513	40,494,482
Weighted average number of shares and dilutive potential shares outstanding	40,669,094	40,630,758

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Net income	$77,880	$73,271	$110,095	$99,600	$94,810	$106,100
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	—	—	—	—	(5,898)	12,634
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(2,185)	(2,413)	(6,555)	(7,243)	(8,969)	(9,657)
Net loss	854	1,640	2,562	4,790	4,159	6,483
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	797	(948)	6,074	(4,909)	6,911	2,242
Reclassification adjustments for net (gains) losses included in net income	(3,202)	443	(2,232)	1,108	(1,895)	(396)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	153	144	451	423	596	559
Total other comprehensive income (loss) before income taxes	(3,583)	(1,134)	300	(5,831)	(5,096)	11,865
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	301	174	862	520	2,377	(3,811)
Net unrealized (gains) losses on marketable securities	372	105	(900)	761	(1,138)	(347)
Losses on cash flow hedges	(33)	(32)	(114)	(113)	(146)	(162)
Total income tax benefit (expense)	640	247	(152)	1,168	1,093	(4,320)
Other comprehensive income (loss), net of tax	(2,943)	(887)	148	(4,663)	(4,003)	7,545
Comprehensive income	$74,937	$72,384	$110,243	$94,937	$90,807	$113,645
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Unaudited)
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2018	65,828,688	$65,829	$328,480	$1,227,471	$(38,784)	25,147,567	$(418,893)	$1,164,103
Restricted common stock grants and deferred compensation			(1,328)			(31,461)	524	(804)
Performance share awards vested			1,478			(39,923)	665	2,143
Stock awards withheld for taxes			(430)			12,425	(207)	(637)
Forfeited restricted common stock						2,566	(43)	(43)
Compensation paid in shares			28			(669)	11	39
Net income				6,089				6,089
Other comprehensive income					1,657			1,657
Common stock, dividends declared, $0.36 per share				(14,658)				(14,658)
Balances at March 31, 2019	65,828,688	$65,829	$328,228	$1,218,902	$(37,127)	25,090,505	$(417,943)	$1,157,889
Restricted common stock grants and deferred compensation			(1,205)			(24,500)	408	(797)
Compensation paid in shares			35			(709)	12	47
Net income				26,126				26,126
Retirement of treasury shares	(1,400,000)	(1,400)	(5,552)	(16,372)		(1,400,000)	23,324	—
Other comprehensive income					1,434			1,434
Common stock, dividends declared, $0.385 per share				(15,694)				(15,694)
Balances at June 30, 2019	64,428,688	$64,429	$321,506	$1,212,962	$(35,693)	23,665,296	$(394,199)	$1,169,005
Restricted common stock grants and deferred compensation			1,441			(27,624)	461	1,902
Forfeited restricted common stock						56,243	(937)	(937)
Compensation paid in shares			19			(388)	6	25
Net income				77,880				77,880
Other comprehensive loss					(2,943)			(2,943)
Common stock, dividends declared, $0.385 per share				(15,683)				(15,683)
Balances at September 30, 2019	64,428,688	$64,429	$322,966	$1,275,159	$(38,636)	23,693,527	$(394,669)	$1,229,249

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (Continued)
(Unaudited)
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2017	65,828,688	$65,829	$326,117	$1,159,667	$11,058	25,244,350	$(420,506)	$1,142,165
Restricted common stock grants and deferred compensation			(560)			(30,800)	513	(47)
Performance share awards vested			360			(68,379)	1,139	1,499
Stock awards withheld for taxes			(725)			20,389	(339)	(1,064)
Forfeited restricted common stock						2,391	(40)	(40)
Compensation paid in shares			35			(1,008)	17	52
Cumulative effect adjustment for financial instruments				41,028	(41,028)			—
Net loss				(6,966)				(6,966)
Other comprehensive loss					(2,351)			(2,351)
Common stock, dividends declared, $0.335 per share				(13,615)				(13,615)
Balances at March 31, 2018	65,828,688	$65,829	$325,227	$1,180,114	$(32,321)	25,166,943	$(419,216)	$1,119,633
Restricted common stock grants and deferred compensation			777			(31,009)	517	1,294
Forfeited restricted common stock						335	(5)	(5)
Compensation paid in shares			38			(902)	14	52
Net income				33,295				33,295
Other comprehensive loss					(1,425)			(1,425)
Common stock, dividends declared, $0.36 per share				(14,642)				(14,642)
Balances at June 30, 2018	65,828,688	$65,829	$326,042	$1,198,767	$(33,746)	25,135,367	$(418,690)	$1,138,202
Restricted common stock grants and deferred compensation			1,253					1,253
Forfeited restricted common stock						2,001	(34)	(34)
Compensation paid in shares			25			(631)	$11	36
Net income				73,271				73,271
Other comprehensive loss					(887)			(887)
Common stock, dividends declared, $0.36 per share				(14,641)				(14,641)
Balances at September 30, 2018	65,828,688	$65,829	$327,320	$1,257,397	$(34,633)	25,136,737	$(418,713)	$1,197,200

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$110,095	$99,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	76,050	71,941
Amortization of nuclear fuel	30,933	29,822
Deferred income taxes, net	25,071	24,369
Allowance for equity funds used during construction	(1,996)	(2,462)
Other amortization and accretion	13,377	15,427
Net gains on decommissioning trust funds	(25,427)	(9,683)
Other operating activities	(545)	31
Change in:
Accounts receivable	(34,897)	(33,958)
Inventories	(3,413)	(1,480)
Prepayments and other	(11,290)	(5,716)
Accounts payable	1,355	4,920
Taxes accrued	9,685	7,632
Interest accrued	2,370	8,491
Net over-collection of fuel revenues	3,327	3,680
Other current liabilities	(217)	9,185
Deferred charges and credits	(3,474)	(321)
Net cash provided by operating activities	191,004	221,478
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(159,992)	(171,433)
Cash additions to nuclear fuel	(19,224)	(28,769)
Insurance proceeds received for equipment	—	5,351
Capitalized interest and AFUDC:
Utility property, plant and equipment	(5,016)	(5,013)
Nuclear fuel and other	(4,424)	(4,067)
Allowance for equity funds used during construction	1,996	2,462
Decommissioning trust funds:
Purchases, including funding of $1.6 million and $1.6 million, respectively	(361,577)	(74,438)
Sales and maturities	356,009	70,156
Other investing activities	1,249	3,639
Net cash used for investing activities	(190,979)	(202,112)
Cash flows from financing activities:
Dividends paid	(46,035)	(42,898)
Borrowings under the revolving credit facility:
Proceeds	430,483	504,707
Payments	(379,864)	(658,878)
Pollution control bonds:
Proceeds	100,600	—
Payments	(100,600)	—
Proceeds from issuance of senior notes	—	125,000
Proceeds from issuance of RGRT senior notes	—	65,000
Other financing activities	(1,912)	(3,322)
Net cash provided by (used for) financing activities	2,672	(10,391)
Net increase in cash and cash equivalents	2,697	8,975
Cash and cash equivalents at beginning of period	12,900	6,990
Cash and cash equivalents at end of period	$15,597	$15,965
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2018 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2019 and December 31, 2018; the results of its operations and comprehensive operations for the three, nine and twelve months ended September 30, 2019 and 2018; changes in common stock equity for the three and nine months ended September 30, 2019 and 2018; and its cash flows for the nine months ended September 30, 2019 and 2018. The results of operations, comprehensive operations and the changes in common stock equity for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018, are not necessarily indicative of the results to be expected for the full calendar year.
Pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis, including those related to depreciation, unbilled revenue, income taxes, fuel costs, pension and other post-retirement obligations and asset retirement obligations. Actual results could differ from those estimates.
Operating Revenues. The Company accrues revenues for services rendered, including unbilled electric service revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $33.3 million at September 30, 2019 and $21.6 million at December 31, 2018.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Supplemental Cash Flow Disclosures (in thousands)
	Nine Months Ended
	September 30,
	2019	2018
Cash paid for:
Interest on long-term debt and borrowings under the revolving credit facility	$47,871	$47,479
Income tax paid, net	2,567	2,480
Non-cash investing and financing activities:
Changes in accrued plant additions	1,721	9,347
Grants of restricted shares of common stock	1,393	1,030
Issuance of performance shares	2,143	1,499
Non-cash operating activities:
Operating lease liabilities arising from obtaining ROU assets	5,889	—

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
The following table disaggregates revenue from contracts with customers, for the three, nine and twelve months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Retail	$268,375	$265,971	$584,160	$633,578	$740,258	$807,626
Wholesale	18,900	28,253	68,530	63,354	95,849	79,456
Wheeling (transmission)	5,883	5,145	16,739	13,578	22,187	17,981
Total revenues from contracts with customers	293,158	299,369	669,429	710,510	858,294	905,063
Other	1,295	902	2,462	2,270	4,420	3,866
Total operating revenues	$294,453	$300,271	$671,891	$712,780	$862,714	$908,929

Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $0.8 million, $1.5 million and $2.3 million of uncollectible expense for the three, nine and twelve months ended September 30, 2019, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

             Upon adoption of ASU 2016-01, Financial Instruments - Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(27,024)	$2,033	$(10,702)	$(35,693)	$(19,124)	$(3,478)	$(11,144)	$(33,746)
Other comprehensive income before reclassifications	—	454	—	454	—	(764)	—	(764)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,030)	(2,487)	120	(3,397)	(599)	364	112	(123)
Balance at end of period	$(28,054)	$—	$(10,582)	$(38,636)	$(19,723)	$(3,878)	$(11,032)	$(34,633)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(24,923)	$(2,942)	$(10,919)	$(38,784)	$(17,790)	$40,190	$(11,342)	$11,058
Cumulative effect adjustment	—	—	—	—	—	(41,028)	—	(41,028)
Other comprehensive income before reclassifications	—	4,656	—	4,656	—	(3,923)	—	(3,923)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,131)	(1,714)	337	(4,508)	(1,933)	883	310	(740)
Balance at end of period	$(28,054)	$—	$(10,582)	$(38,636)	$(19,723)	$(3,878)	$(11,032)	$(34,633)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30, 2019				Twelve Months Ended September 30, 2018
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(19,723)	$(3,878)	$(11,032)	$(34,633)	$(25,372)	$35,651	$(11,429)	$(1,150)
Cumulative effect adjustment	—	—	—	—	—	(41,028)	—	(41,028)
Other comprehensive income before reclassifications	(4,589)	5,339	—	750	7,951	1,837	—	9,788
Amounts reclassified from accumulated other comprehensive income (loss)	(3,742)	(1,461)	450	(4,753)	(2,302)	(338)	397	(2,243)
Balance at end of period	$(28,054)	$—	$(10,582)	$(38,636)	$(19,723)	$(3,878)	$(11,032)	$(34,633)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three, nine and twelve months ended September 30, 2019 and 2018 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,		Affected Line Item in the Statements of Operations
	2019	2018	2019	2018	2019	2018

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$2,185	$2,413	$6,555	$7,243	$8,969	$9,657	Miscellaneous non-operating income
Net loss	(854)	(1,640)	(2,562)	(4,790)	(4,159)	(6,483)	Miscellaneous non-operating deductions
	1,331	773	3,993	2,453	4,810	3,174	Income (loss) before income taxes
Income tax effect	(301)	(174)	(862)	(520)	(1,068)	(872)	Income tax (benefit) expense
	1,030	599	3,131	1,933	3,742	2,302	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	3,202	(443)	2,232	(1,108)	1,895	396	Investment and interest income, net
	3,202	(443)	2,232	(1,108)	1,895	396	Income (loss) before income taxes
Income tax effect	(715)	79	(518)	225	(434)	(58)	Income tax (benefit) expense
	2,487	(364)	1,714	(883)	1,461	338	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(153)	(144)	(451)	(423)	(596)	(559)	Interest on long-term debt and revolving credit facility
	(153)	(144)	(451)	(423)	(596)	(559)	Income (loss) before income taxes
Income tax effect	33	32	114	113	146	162	Income tax (benefit) expense
	(120)	(112)	(337)	(310)	(450)	(397)	Net income (loss)

Total reclassifications	$3,397	$123	$4,508	$740	$4,753	$2,243

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
On June 1, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Sun Jupiter Holdings LLC, a Delaware limited liability company ("Parent"), and Sun Merger Sub Inc., a Texas corporation and wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc. ("IIF"). Among other things, the Company, Parent and Merger Sub are required to obtain certain regulatory approvals of the proposed Merger as discussed further in Part I, Item 1, Financial Statements, Note N of the Notes to the Financial Statements.
On August 13, 2019, the Company, Parent and IIF US Holding 2 LP, an affiliate of IIF, as applicable, filed (1) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the Texas Public Utility Regulatory Act ("PURA"), (2) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the New Mexico Public Utility Act ("NMPUA") and NMPRC Rule 450, (3) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act and (4) the joint application for regulatory approval for the indirect transfer of the Company’s Nuclear Regulatory Commission ("NRC") licenses to Parent from the NRC under the Atomic Energy Act of 1954. In addition, on August 13, 2019, the Company and Parent sought the authorization of the Federal Communications Commission ("FCC") to assign or transfer control of the Company’s FCC licenses.
On August 16, 2019, the Company and Parent filed the notification and report form with the Antitrust Division of the Department of Justice and the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), as amended, and the rules and regulations promulgated thereunder. On September 3, 2019, the Company and Parent received notice from the FTC granting early termination of the waiting period under the HSR Act.
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
On December 18, 2017, the PUCT issued the PUCT Final Order in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners Generating Station in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also established baseline revenue requirements for recovery of future transmission and distribution investment costs (for which the Company could seek recovery after January 1, 2019) and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allowed for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allowed for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017, through a separate surcharge.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017, through December 31, 2017, were implemented in January 2018. The surcharge for the relate back of

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

rates expired on January 9, 2019, with a net over-recovery balance of $0.5 million that was addressed in the fuel reconciliation proceeding filed on September 27, 2019, which was assigned PUCT Docket No. 50058.
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
Texas Energy Efficiency Cost Recovery Factor ("EECRF"). On May 1, 2017, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 47125, to establish its EECRF for 2018. In addition to projected energy efficiency costs for 2018 and a reconciliation of collections to prior year actual costs, the Company requested approval of an incentive bonus for the 2016 energy efficiency program results in accordance with PUCT rules. Interim rates were approved effective January 1, 2018. The Company, the PUCT Staff and the City of El Paso reached an agreement that includes an incentive bonus of $0.8 million. The agreement was filed on January 25, 2018, and was approved by the PUCT on February 15, 2018.
On May 1, 2018, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 48332, to establish its EECRF for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. Instead of convening a live hearing on the merits of this case, the parties agreed to enter into the record the pre-filed testimony of the parties and certain other exhibits and then file briefs on the contested issues. The ALJ issued a proposal for decision on November 15, 2018, including the Company's fully requested incentive bonus. On January 17, 2019, the PUCT issued a final order approving a modified bonus amount of $0.9 million.
On May 1, 2019, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 49496, to establish its EECRF for 2020. In addition to projected energy efficiency costs for 2020 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $0.8 million incentive bonus for the 2018 energy efficiency program results in accordance with PUCT rules. On July 1, 2019, the Company requested, and received approval for, a suspension of the procedural schedule in order to pursue settlement of the case. On July 12, 2019, the Company informed the ALJ in the case that all parties had agreed in principle on terms for settlement. On August 14, 2019, the Company filed an unopposed settlement agreement and proposed order which resolved all issues in the proceeding. The case was remanded on August 16, 2019, to the PUCT for a final order approving the settlement agreement and the Company's EECRF rates. On October 11, 2019, the PUCT indicated that certain rate case expenses in the amount of approximately $15 thousand should be removed from the revenue requirement and postponed final consideration until its November 14, 2019, Open Meeting to allow for the filing of additional information reflecting the removal of that expense.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, the Company's fuel refund credit was approved on an interim basis. The Company implemented the fuel refund in customer bills on June 1, 2019. On September 27, 2019, the PUCT issued a final order approving the fuel refund credits. The fuel refund was completed on September 30, 2019, with a total fuel refund of $20.1 million, including interest, returned to Texas customers.
On September 13, 2019, the Company filed a request with the PUCT, which was assigned PUCT Docket No. 49960, to decrease the Texas fixed fuel factor by approximately 12.2% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On September 25, 2019, the Company's fixed fuel factor was approved by the PUCT on an interim basis effective for the first billing cycle of the October 2019 billing month. The Texas fixed fuel factor was determined to be final on October 15, 2019, and will continue until changed by the PUCT. As of September 30, 2019, the Company had a net fuel over-recovery balance of approximately $14.1 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2019, the Company filed an application with the PUCT, which was assigned PUCT Docket No. 50058, to reconcile $363.0 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2016, through March 31, 2019. The Company cannot predict the outcome of this filing at this time. The April 1, 2019, through September 30, 2019, Texas jurisdictional fuel and purchased power costs subject to a future prudence review total approximately $36.7 million.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Transmission Cost Recovery Factor. On January 25, 2019, the Company filed an application with the PUCT to establish its Transmission Cost Recovery Factor ("TCRF"), which was assigned PUCT Docket No. 49148 (the "2019 TCRF rate filing"). The 2019 TCRF rate filing is designed to recover a requested $8.2 million of Texas jurisdictional transmission revenue requirement that is not currently being recovered in the Company's Texas base rates for transmission-related investments placed in service from October 1, 2016, through September 30, 2018, net of retirements. Pursuant to the procedural order issued on February 20, 2019, the Company’s TCRF rate was approved on an interim basis effective July 30, 2019, subject to any refund or surcharge to the extent the PUCT’s final order establishes a TCRF rate that differs from the interim rate. On September 12, 2019, the Company filed an unopposed settlement agreement and proposed order for a TCRF revenue requirement of $7.5 million with a provision for recovery of revenue relating-back to the interim effective date of July 30, 2019. Such relate back revenue through September 30, 2019, is expected to approximate $1.4 million. The ALJ remanded the proceeding to the PUCT for consideration of a final order. The Company cannot predict the outcome of this pending matter at this time.
Distribution Cost Recovery Factor. On March 28, 2019, the Company filed an application with the PUCT and each of its Texas municipalities to establish its Distribution Cost Recovery Factor (“DCRF”), which was assigned PUCT Docket No. 49395 (the “2019 DCRF rate filing”). The 2019 DCRF rate filing is designed to recover a requested $7.9 million of Texas jurisdictional distribution revenue requirement that is not currently being recovered in the Company’s Texas base rates for distribution-related investments placed in service from October 1, 2016, through December 31, 2018, net of retirements. On August 13, 2019, the Company filed an unopposed settlement agreement and proposed order which resolved all issues in the proceeding and approved a DCRF revenue requirement of $7.8 million. On September 27, 2019, the PUCT issued a final order reflecting the settlement agreement, and the Company's DCRF rates became effective in customer bills beginning October 1, 2019.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the PURA and the PUCT.
New Mexico Regulatory Matters
Future New Mexico Rate Case Filing. The Company was required to file its next New Mexico base rate case no later than July 31, 2019. On July 10, 2019, the NMRPC issued an order approving a joint request by the Company, NMPRC Staff, and the New Mexico Attorney General to delay filing of the Company's next base rate case until after the conclusion of a proceeding addressing the Merger. The NMPRC order requires the Company to file its next rate case application within three months of the conclusion of the proceeding addressing the Merger in New Mexico. The Company cannot predict the outcome of this filing at this time. See Part I, Item 1, Financial Statements, Note N of Notes to Financial Statements for further discussion.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Fuel and Purchased Power Costs. Pursuant to NMPRC Rule 550, fuel and purchased power costs, net of the cost of off-system sales and related shared margins, are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month through the Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC"). The Company must file an application for continued use of its FPPCAC no more than four years from the date its last FPPCAC was continued. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. The NMPRC issued a final order in the case on February 13, 2019, which authorized the Company to continue use of its FPPCAC without change and approved the Company's reconciliation of its fuel and purchased power costs for the period January 1, 2015, through December 31, 2016. New Mexico jurisdictional costs subject to prudence review are costs from January 1, 2017, through September 30, 2019, that total approximately $107.3 million. At September 30, 2019, the Company had a net fuel under-recovery balance of approximately $1.4 million related to the FPPCAC in New Mexico.

New Mexico Renewable Portfolio Standard. Effective January 1, 2018, pursuant to the final order in NMPRC Case No. 17-00090-UT, the Renewable Portfolio Standard ("RPS") costs for New Mexico are recovered through a separate RPS Cost Rider and not through the FPPCAC. At September 30, 2019, the Company had a net fuel over-recovery balance related to the RPS Cost Rider of approximately $1.6 million. The RPS Cost Rider is updated in an annual NMPRC filing, including a reconciliation of the prior year’s RPS costs and RPS Cost Rider revenue. On October 1, 2019, the Company filed its required application with the NMPRC for its 2019 Annual Renewable Plan in Case No. 19-0099-UT and for adjustment of its RPS Cost Rider for reconciliation of 2018 costs and revenues and to recover RPS costs for 2020. The application requests approvals of the Company's plan to meet requirements of the Renewable Energy Act, as amended in 2019. The Company cannot predict the outcome of this filing at this time.
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
New Mexico Efficient Use of Energy Recovery Factor. On July 1, 2016, the Company filed its annual application with the NMPRC requesting approval of its 2017 Energy Efficiency and Load Management Plan and to establish the Efficient Use of Energy Recovery Factor ("EUERF") for 2017. In addition to projected energy efficiency costs for 2017, the Company requested approval of a $0.4 million incentive for 2017 energy efficiency programs in accordance with NMPRC rules. This application was assigned Case No. 16-00185-UT. On February 22, 2017, the NMPRC issued a final order approving the Company’s 2017 Energy Efficiency and Load Management Plan. The Company’s EUERF was approved and effective in customer bills beginning on March 1, 2017. NMPRC rules authorize continuation of the energy efficiency programs and incentive approved in Case No. 16-00185-UT through 2018. The Company recorded approved incentives in operating revenues of $0.3 million and $0.7 million in 2018 and 2017, respectively, related to its 2015 through 2017 Energy Efficiency and Load Management Plans. During the three months ended September 30, 2019, the Company recorded an incentive in operating revenues of $0.4 million related to its 2018 Energy Efficiency Programs.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
Integrated Resource Plan ("IRP"). On September 17, 2018, the Company filed its IRP with the NMPRC for the period 2018-2037 ("2018 IRP") in Case No. 18-00293-UT as required by regulation and the Joint Stipulation in NMPRC Case No. 15-00241-UT, which was the Company's prior integrated resource plan filing. The triennial filing requires a public advisory process as part of the development of the plan to identify a cost-effective portfolio of resources. The filed plan is subject to written public comments filed with the NMPRC to which the Company responded on October 29, 2018. NMPRC Staff filed a written report on November 16, 2018, recommending that the NMPRC return the 2018 IRP to the Company with instructions for re-filing to correct 12 deficiencies identified by the NMPRC Staff report. On December 5, 2018, the NMPRC issued an Order Partially Accepting Integrated Resource Plan; Order Requiring Refiling for Deficiencies. Pursuant to that order, on January 3, 2019, the Company filed an amended 2018 IRP. On January 10, 2019, in light of a pending motion for reconsideration, the NMPRC ordered its Staff to provide additional information and respond to issues raised regarding the filed 2018 IRP. On March 15, 2019, NMPRC Staff filed the additional response and recommended that the Company correct one deficiency identified. On September 18, 2019, the NMPRC issued a variance from the IRP rule on commission review, acceptance and action, and closed the docket.
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
Amendments to the New Mexico Renewable Energy Act (“REA”). The REA requires electric utilities to meet an RPS of twenty percent of its total retail sales to New Mexico customers by 2020, reduced for sales to  qualifying large non-governmental customers whose costs are capped under the REA (“Large Customer Adjustment”) and subject to a reasonable cost threshold (“RCT”) established by the NMPRC and currently set by the NMPRC at 3 percent of customers’ bills.  Effective June 14, 2019, the New Mexico Energy Transition Act amends the REA (the “Amended REA”) to, among other amendments: (i) increase the RPS to forty percent by 2025, fifty percent by 2030, and eighty percent by 2040; (ii) impose a zero-carbon standard by 2045; (iii) eliminate the Large Customer Adjustment; (iv) set a statutory RCT; and (v) provide cost recovery for certain undepreciated investments and decommissioning costs (i.e., coal-fired generation) associated with generation required by the NMPRC to be discontinued and replaced with lower or zero-carbon generation. In administering the eighty percent RPS and zero-carbon standards, the Amended REA requires by Commission to consider certain factors, including safety, reliability and rate impact to customers.  On October 10, 2019, the NMPRC initiated a rulemaking proceeding to implement the Amended REA in Case No. 19-00296-UT.  The Company is currently evaluating the impact that the Amended REA may have on its operations. Further, the Company has not determined the costs associated with complying with the Amended REA including potential fines that could be associated with non-compliance.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the NMPUA and the NMPRC.

Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (1) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (2) show cause why they should not be required to do so ("Show Cause Proceeding"). The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will prepare for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. On November 15, 2018, FERC issued an order finding that the Company had demonstrated that no rate reduction was justified and terminating the Show Cause Proceeding. The Company expects to file its request for approval to revise OATT rates in the fourth quarter of 2019 or early 2020.

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
FERC Compliance Audit, Docket No. PA19-3-000. On February 6, 2019, the FERC notified the Company that it is commencing an audit that is intended to evaluate the Company’s compliance with: (1) the approved terms, conditions, and rates of its OATT;

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(2) the accounting requirements of the Uniform System of Accounts; (3) the reporting requirements of the FERC Form No. 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports; and (4) the regulations regarding Open Access Same-time Information Systems. The audit covers the period January 1, 2016 to the present. The Company cannot predict the outcome or findings, if any, of the FERC at this time.
Other Required Approvals. The Company has obtained required approvals for rates, tariffs and other approvals as required by the Federal Power Act and the FERC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Palo Verde
Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the U.S. Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. Pursuant to the terms of the August 18, 2014 settlement agreement, and as amended with the DOE, Arizona Public Service Company ("APS") files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year on behalf of itself and those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde Generating Station ("Palo Verde") pursuant to the Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended ("ANPP Participation Agreement"). The settlement agreement, as amended, provides APS with a method for submitting claims and receiving recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019.
On October 31, 2019, APS filed a $16.0 million claim for the period July 1, 2018 through June 30, 2019. The Company's share of this claim is approximately $2.5 million. This claim is pending DOE review. The majority of the reimbursement received by the Company is expected to be credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in "Operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2019	2018
Three months ended September 30,	$20,713	$20,277
Nine months ended September 30,	66,294	67,429
Twelve months ended September 30,	95,319	98,813

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $15.7 million and $14.6 million in quarterly cash dividends during the three months ended September 30, 2019 and 2018, respectively. The Company paid a total of $46.0 million and $60.6 million in quarterly cash dividends during the nine and twelve months ended September 30, 2019, respectively. The Company paid a total of $42.9 million and $56.5 million in quarterly cash dividends during the nine and twelve months ended September 30, 2018, respectively. On October 17, 2019 the Board of Directors declared a quarterly cash dividend of $0.385 per share payable on December 27, 2019 to shareholders of record as of the close of business on December 13, 2019.

Under the Merger Agreement, the Company may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020 and $0.41 per share for quarterly dividends declared on or after June 1, 2020. See Part I, Item 1, Financial Statements, Note N of Notes to Financial Statements for further discussion.

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended September 30,
	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,616,532	40,535,489
Dilutive effect of unvested performance awards	63,336	161,558
Diluted number of common shares outstanding	40,679,868	40,697,047
Basic net income per common share:
Net income	$77,880	$73,271
Income allocated to participating restricted stock	(262)	(272)
Net income available to common shareholders	$77,618	$72,999
Diluted net income per common share:
Net income	$77,880	$73,271
Income reallocated to participating restricted stock	(261)	(272)
Net income available to common shareholders	$77,619	$72,999
Basic net income per common share:
Distributed earnings	$0.385	$0.36
Undistributed earnings	1.525	1.44
Basic net income per common share	$1.910	$1.80
Diluted net income per common share:
Distributed earnings	$0.385	$0.36
Undistributed earnings	1.525	1.43
Diluted net income per common share	$1.910	$1.79

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,600,726	40,514,961
Dilutive effect of unvested performance awards	79,272	129,532
Diluted number of common shares outstanding	40,679,998	40,644,493
Basic net income per common share:
Net income	$110,095	$99,600
Income allocated to participating restricted stock	(378)	(366)
Net income available to common shareholders	$109,717	$99,234
Diluted net income per common share:
Net income	$110,095	$99,600
Income reallocated to participating restricted stock	(378)	(366)
Net income available to common shareholders	$109,717	$99,234
Basic net income per common share:
Distributed earnings	$1.13	$1.055
Undistributed earnings	1.57	1.395
Basic net income per common share	$2.70	$2.450
Diluted net income per common share:
Distributed earnings	$1.13	$1.055
Undistributed earnings	1.57	1.385
Diluted net income per common share	$2.70	$2.440

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Twelve Months Ended September 30,
	2019	2018
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,585,513	40,494,482
Dilutive effect of unvested performance awards	83,581	136,276
Diluted number of common shares outstanding	40,669,094	40,630,758
Basic net income per common share:
Net income	$94,810	$106,100
Income allocated to participating restricted stock	(321)	(383)
Net income available to common shareholders	$94,489	$105,717
Diluted net income per common share:
Net income	$94,810	$106,100
Income reallocated to participating restricted stock	(320)	(383)
Net income available to common shareholders	$94,490	$105,717
Basic net income per common share:
Distributed earnings	$1.49	$1.39
Undistributed earnings	0.84	1.22
Basic net income per common share	$2.33	$2.61
Diluted net income per common share:
Distributed earnings	$1.49	$1.39
Undistributed earnings	0.83	1.21
Diluted net income per common share	$2.32	$2.60

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Restricted stock awards	54,568	74,278	54,483	67,288	53,232	66,238
Performance shares (a)	—	—	14,551	15,326	22,234	11,494
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona and New Mexico jurisdictions for years prior to 2014.
For the three months ended September 30, 2019 and 2018, the Company’s effective tax rate was 23.0% and 23.7%, respectively. For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate was 22.8% and 23.4%, respectively. For the twelve months ended September 30, 2019 and 2018, the Company's effective tax rate was 23.1% and 22.8%, respectively. The federal statutory tax rate is 21% in 2019 and 2018, and 35% in 2017. The Company's effective tax rate for all periods in 2019 and 2018 differ from the federal statutory tax rate due to state income taxes, capital gains in the decommissioning trusts which are taxed at the federal rate of 20%, the tax benefit of stock incentive plans, the allowance for equity funds used during construction ("AEFUDC") and other permanent differences.
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
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements and to meet its RPS requirements, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions and specific RPS requirements. In the fourth quarter of 2019, the Company anticipates filing for regulatory approval with the NMPRC for two power purchase agreements relating to both solar and battery storage resources as a result of the Company's 2017 All Source Request for Proposal for Electric Power Supply and Load Management Resources. For a discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Part II, Item 8, Financial Statements and Supplementary Data, Note L of the Notes to Financial Statements in the 2018 Form 10-K.
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
Union Matters

The Company employs approximately 1,100 individuals, 37% of which are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 ("Local 960") represents the Company’s employees working primarily in power generation, transmission and distribution, communications, material services, fleet services, facilities services, customer services and meter reading, and field services. On October 15, 2019, the Company reached agreement on the terms of a new collective bargaining agreement with Local 960, to be effective September 3, 2019, for a four-year term ending September 3, 2023. The agreement provides for pay increases for bargaining unit employees of 3.25% on September 3, 2019, 3.00% on September 3, 2020, 3.00% on September 3, 2021, and 3.20% on September 3, 2022.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost (in thousands):
Operating lease cost	$253	$759
Short-term lease cost	153	616
Variable lease cost	9	57
Total lease cost	$415	$1,432
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

September 30, 2019
Operating leases:
Operating lease ROU assets (included in electric plant in service)	$5,889

Operating lease liabilities (current included in other current liabilities)	527
Operating lease liabilities (net of current included in deferred credits and other liabilities)	5,275
Total lease liabilities	$5,802

Weighted average remaining lease terms (in years)	12.03
Weighted average discount rate	4.65%
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$103	$786
ROU assets obtained in exchange for lease obligations (in thousands):

Nine Months Ended September 30, 2019
Operating leases	$5,889

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Maturities of operating lease liabilities at September 30, 2019 were as follows (in thousands):

Year ending December 31,
2019	$86
2020	770
2021	696
2022	639
2023	590
Thereafter	4,829
Total lease payments	7,610
Less imputed interest	(1,808)
Total	$5,802

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

Litigation Related to the Merger. As of November 7, 2019, three purported Company shareholders have filed lawsuits under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company’s preliminary proxy statement in connection with the Merger. These cases are captioned Stein v. El Paso Electric Company., et al., Case No. 1:19-cv-06703 (the “Stein Action”), Rosenblatt v. El Paso Electric Company., et al., Case No. 1:19-cv-01367-UNA (the “Rosenblatt Action”), and Gorski v. El Paso Electric Company., et. al., Case No. 1:19-cv-07211 (the “Gorski Action”), respectively. The Stein Action, filed on July 18, 2019, the Rosenblatt Action, filed on July 23, 2019, and the Gorski Action, filed on August 1, 2019, are asserted on behalf of putative classes of Company shareholders.

All three actions allege violations of Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the preliminary proxy statement. The Stein Action names as defendants the Company and each of our directors, individually, and seeks to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Rosenblatt Action names as defendants the Company and each of our directors, individually, and seeks to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), to compel our directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees. The Gorski Action also names as defendants the Company and each of our directors, individually, and seeks to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), to compel our directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees.

The Company believes that these complaints are without merit, and while the Company believes that the disclosures set forth in the proxy statement complied fully with applicable law, to moot plaintiffs’ disclosure claims, to avoid nuisance, potential expense and delay, and to provide additional information to the Company’s shareholders, the Company voluntarily supplemented the proxy statement with additional disclosure in a Current Report on Form 8-K filed by the Company with the SEC on September 9, 2019. While the outcome of these matters cannot be predicted with certainty, based upon a review of the matters and applicable insurance coverage, the Company believes that none of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company expenses legal costs, including expenses related to loss contingencies, as they are incurred.

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
Retirement Plans
The net periodic benefit cost recognized for the three, nine and twelve months ended September 30, 2019 and 2018, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2,476	$2,801	$7,429	$8,316	$10,201	$10,446
Interest cost	3,614	3,214	10,841	9,659	14,060	12,924
Expected return on plan assets	(5,373)	(5,176)	(16,119)	(15,806)	(21,389)	(20,603)
Amortization of:
Net loss	1,449	2,214	4,345	6,414	6,484	8,527
Prior service benefit	(877)	(875)	(2,630)	(2,630)	(3,506)	(3,506)
Net periodic benefit cost	$1,289	$2,178	$3,866	$5,953	$5,850	$7,788

During the nine months ended September 30, 2019, the Company contributed $8.8 million of its projected $9.5 million 2019 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three, nine and twelve months ended September 30, 2019 and 2018, is made up of the components listed below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Components of net periodic benefit:
Service cost	$606	$696	$1,817	$2,096	$2,516	$2,655
Interest cost	614	559	1,842	1,689	2,405	2,370
Expected return on plan assets	(530)	(602)	(1,590)	(1,827)	(2,198)	(2,304)
Amortization of:
Prior service benefit	(1,308)	(1,538)	(3,925)	(4,613)	(5,463)	(6,151)
Net gain	(595)	(574)	(1,783)	(1,624)	(2,325)	(2,044)
Net periodic benefit	$(1,213)	$(1,459)	$(3,639)	$(4,279)	$(5,065)	$(5,474)

During the nine months ended September 30, 2019, the Company contributed $0.5 million of its projected $0.6 million 2019 annual contribution to its other postretirement benefits plan.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds (1)	$157,947	$167,977	$157,769	$161,917
Senior Notes	1,118,255	1,393,650	1,117,943	1,244,310
RGRT Senior Notes (2)	109,589	114,925	109,507	111,440
RCF (2)	99,826	99,826	49,207	49,207
Total	$1,485,617	$1,776,378	$1,434,426	$1,566,874
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

(2)
Nuclear fuel financing, as of September 30, 2019 and December 31, 2018, is funded through $110 million RGRT Senior Notes and $22.8 million and $26.2 million, respectively, under the RCF. As of September 30, 2019, $77.0 million was outstanding under the RCF for working capital and general corporate purposes. As of December 31, 2018, $23.0 million, was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for further discussion.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $311.7 million and $276.9 million at September 30, 2019 and December 31, 2018, respectively. The investments in the Company's Palo Verde nuclear decommissioning trust funds ("NDT") are classified as equity securities and temporary cash and cash equivalents restricted solely for investment in the NDT. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
During September 2019, the Company sold all of the fixed income securities classified as available for sale held in the NDT which approximated 450 individual securities. The proceeds were reinvested in three exchange traded funds that hold similar securities. The exchange traded funds meet the definition of equity securities with readily determinable fair values and therefore are not classified as available for sale as of September 30, 2019. Furthermore, changes in the fair value of these exchange traded funds will be recorded in net income as reported in the Statement of Operations, as required by ASU 2016-01.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Prior to September 30, 2019, the reported fair values included gross unrealized losses on securities classified as available for sale whose impairment the Company had deemed to be temporary. The table below presents the gross unrealized losses and the fair value of these securities as of December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$6,187	$(36)	$14,567	$(510)	$20,754	$(546)
U.S. Government Bonds	4,005	(9)	36,615	(1,663)	40,620	(1,672)
Municipal Debt Obligations	3,100	(74)	9,037	(723)	12,137	(797)
Corporate Debt Obligations	22,259	(763)	11,231	(731)	33,490	(1,494)
Total	$35,551	$(882)	$71,450	$(3,627)	$107,001	$(4,509)

_________________

(1)	Includes 156 securities.
Prior to the sale of all the Company's fixed income securities classified as available for sale, the Company monitored the length of time such securities traded below their cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below recorded cost was considered to be other than temporary. In accordance with the FASB guidance, such impairment losses were recognized in net income, and a lower cost basis was established for these securities. For the three, nine and twelve months ended September 30, 2019 and 2018, the Company did not recognize any other than temporary impairment losses on its available for sale securities.
Investments categorized as available for sale securities also included gross unrealized gains which had not been recognized in the Company's net income prior to September 30, 2019. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category as of December 31, 2018 (in thousands):

	December 31, 2018
	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$9,959	$176
U.S. Government Bonds	6,987	149
Municipal Debt Obligations	1,952	120
Corporate Debt Obligations	8,283	222
Total Debt Securities	$27,181	$667

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's available for sale securities in the NDT were sold from time to time and the Company used the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the three, nine and twelve months ended September 30, 2019 and 2018, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Proceeds from sales or maturities of available for sale securities	$145,290	$7,451	$168,177	$21,816	$172,316	$42,355
Gross realized gains included in pre-tax income	$4,702	$—	$4,815	$9	$4,823	$2,076
Gross realized losses included in pre-tax income	(1,500)	(443)	(2,583)	(1,117)	(2,928)	(1,680)
Net gains (losses) included in pre-tax income	$3,202	$(443)	$2,232	$(1,108)	$1,895	$396

Upon the adoption of ASU 2016-01, Financial Instruments - Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Statements of Operations. The unrealized gains and losses recognized during the three and nine months ended September 30, 2019 and 2018, and related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net gains recognized on equity securities	$1,010	$9,533	$23,195	$10,791
Less: Net gains recognized on equity securities sold	136	3,005	422	7,061
Unrealized gains recognized on equity securities still held at reporting date	$874	$6,528	$22,773	$3,730

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

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs included the NDT investments in fixed income securities that were sold by the Company on September 30, 2019, and reinvested in similar fixed income securities held in three exchange traded funds. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

•
Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal Company analysis using models and various other analysis. Financial assets utilizing Level 3 inputs are the Company's investment in debt securities.

The securities in the NDT are valued using prices and other relevant information generated by market transactions involving identical or comparable securities. The FASB guidance identifies this valuation technique as the "market approach" with observable

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

inputs. Prior to the sale of all the Company's fixed income securities classified as available for sale in September 2019, the Company analyzed available for sale securities to determine if losses were other than temporary.
The fair value of the NDT and investments in debt securities at September 30, 2019 and December 31, 2018, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,595	$—	$—	$1,595
Equity Securities:
Domestic (1)	$274,517	$274,517	$—	$—
International	27,104	27,104	—	—
Total Equity Securities	301,621	301,621	—	—
Cash and Cash Equivalents	10,121	10,121	—	—
Total	$311,742	$311,742	$—	$—
_________________

(1)
Includes $140.9 million held in three exchange traded funds with underlying investments in debt securities. The exchange traded funds were purchased in September 2019, and meet the definition of equity securities with readily determinable fair values.

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

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the three, nine and twelve months ended September 30, 2019 and 2018. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three, nine and twelve months ended September 30, 2019 and 2018.

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
Revolving Credit Facility. The Company has a $350 million RCF for working capital and general corporate purposes and financing nuclear fuel through the RGRT with a term ending on September 13, 2023. The Merger would constitute a "Change in Control" under the RCF and the consummation of the Merger would result in an event of default under the RCF. On and subject to the terms and conditions of the Merger Agreement, the Company requested that the lenders under the RCF consent to the Merger and waive any default or event of default that would occur as a result of the Merger. On August 9, 2019, the lenders agreed to such consent and waiver.
Under the Merger Agreement, subject to certain exceptions, the Company cannot incur additional indebtedness over $200 million (excluding borrowings up to the existing borrowing capacity of the RCF), without the prior written consent of Parent.
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

Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Company, (2) expiration or termination of the applicable HSR Act waiting period, (3) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition, (4) absence of any law or order prohibiting the consummation of the Merger and (5) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.

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

On August 2, 2019, the Company filed a definitive proxy statement with the SEC in connection with the Merger. As of November 7, 2019, three purported Company shareholders have filed lawsuits alleging violations under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Part I, Item 1, Financial Statements, Note J of Notes to Financial Statements.
On August 13, 2019, the Company, Parent and IIF US Holdings 2 LP, an affiliate of IIF, as applicable, filed (1) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the PURA, (2) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the NMPUA and NMPRC Rule 450, (3) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act and (4) the joint application for regulatory approval for the indirect transfer of the Company’s NRC licenses to Parent from the NRC under the Atomic Energy Act of 1954. In addition, on August 13, 2019, the Company and Parent sought the authorization of the FCC to assign or transfer control of the Company’s FCC licenses.
On August 16, 2019, the Company and Parent filed the notification and report form with the Antitrust Division of the Department of Justice and the FTC under the HSR Act. On September 3, 2019, the Company and Parent received notice from the FTC granting early termination of the waiting period under the HSR Act.
Under the Merger Agreement, the consent to the Merger by the City of El Paso under its franchise agreement with the Company is a condition to the closing of the Merger. Under the franchise agreement, if the City of El Paso does not grant its consent to the Merger, the franchise agreement would terminate upon the closing of the Merger. On September 20, 2019, the Company submitted the franchise agreement assignment application to the City of El Paso.

At a special meeting of the Company's shareholders held on September 19, 2019, the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the compensation that will or may become payable by the Company to its named executive officers in connection with the Merger.

Subject to receipt of remaining approvals and satisfaction of the other closing conditions, the Company anticipates that the closing of the Merger will occur in the first half of 2020.

For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see the Company's Current Report on Form 8-K filed with the SEC on June 3, 2019, and its definitive proxy statement relating to the special meeting of shareholders filed with the SEC on August 2, 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the "Company") as of September 30, 2019, the related statements of operations and comprehensive operations for the three-month, nine-month and twelve-month periods ended September 30, 2019 and 2018, the related statements of changes in common stock equity for the three-month and nine-month periods ended September 30, 2019 and 2018, the related statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related condensed notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 7, 2019

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

◦	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger or could otherwise cause the failure of the Merger to close,

◦	the risk that a condition to the closing of the Merger may not be satisfied or waived,

◦	the failure of Parent to obtain any financing necessary to complete the Merger,

◦	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted relating to the Merger,

◦	the receipt of an unsolicited offer from another party to acquire assets or capital stock of the Company that could interfere with the Merger,

◦	the timing to consummate the Merger,

◦	the costs incurred to consummate the Merger,

◦	the risk that the pendency of the proposed Merger disrupts current plans and operations and the potential difficulties in maintaining relationships with customers, employees, regulators or suppliers,

◦	the diversion of management time and attention from the Company’s ongoing business operations due to the Merger, and

◦	future regulatory or legislative actions that could adversely affect the Company.
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

Consummation of the Merger is subject to various conditions, including: (1) approval of the shareholders of the Company, (2) expiration or termination of the applicable HSR Act waiting period, (3) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition, (4) absence of any law or order prohibiting the consummation of the Merger and (5) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.

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

On August 2, 2019, the Company filed a definitive proxy statement with the SEC in connection with the Merger. As of November 7, 2019, three purported Company shareholders have filed lawsuits alleging violations under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Part I, Item 1, Financial Statements, Note J of Notes to Financial Statements.
On August 13, 2019, the Company, Parent and IIF US Holdings 2 LP, an affiliate of IIF, as applicable, filed (1) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the PURA, (2) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the NMPUA and NMPRC Rule 450, (3) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act and (4) the joint application for regulatory approval for the indirect transfer of the Company’s NRC licenses to Parent from the NRC under the Atomic Energy Act of 1954. In addition, on August 13, 2019, the Company and Parent sought the authorization of the FCC to assign or transfer control of the Company’s FCC licenses.
On August 16, 2019, the Company and Parent filed the notification and report form with the Antitrust Division of the Department of Justice and the FTC under the HSR Act. On September 3, 2019, the Company and Parent received notice from the FTC granting early termination of the waiting period under the HSR Act.

Under the Merger Agreement, the consent to the Merger by the City of El Paso under its franchise agreement with the Company is a condition to the closing of the Merger. Under the franchise agreement, if the City of El Paso does not grant its consent to the Merger, the franchise agreement would terminate upon the closing of the Merger. On September 20, 2019, the Company submitted the franchise agreement assignment application to the City of El Paso.

At a special meeting of the Company's shareholders held on September 19, 2019, the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the compensation that will or may become payable by the Company to its named executive officers in connection with the Merger.

Subject to receipt of remaining approvals and satisfaction of the other closing conditions, the Company anticipates that the closing of the Merger will occur in the first half of 2020.

In connection with the proposed Merger, the Company recorded merger-related expenses of $9.5 million, principally related to advisory fees, legal, and other consulting costs, in the nine months ending September 30, 2019, which are reflected in Other income (deductions) - Strategic transaction costs in the Statements of Operations. Upon completion of the Merger, the Company will evaluate the tax deductibility of these costs and will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

Summary
The following is an overview of our results of operations for the three, nine and twelve-month periods ended September 30, 2019 and 2018. Net income and basic earnings per share for the three, nine and twelve-month periods ended September 30, 2019 and 2018, are shown below:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Net income (in thousands)	$77,880	$73,271	$110,095	$99,600	$94,810	$106,100
Basic earnings per share	1.91	1.80	2.70	2.45	2.33	2.61
The following table shows the primary factors affecting the after-tax change in net income between the 2019 and 2018 periods presented (in thousands):

	Three Months Ended	Nine Months Ended	Twelve Months Ended
September 30, 2018 net income	$73,271	$99,600	$106,100
Change in (net of tax):
Increased (decreased) retail non-fuel base revenues (a)	10,923	2,018	(5,059)
Decreased operations and maintenance expenses at fossil-fuel generating plants (b)	1,259	4,052	4,884
Increased wheeling revenues (c)	582	2,497	3,322
(Decreased) increased investment and interest income, NDT (d)	(3,878)	12,730	(6,454)
Increased strategic transaction costs (e)	(3,453)	(7,937)	(7,937)
Increased depreciation and amortization (f)	(1,213)	(3,246)	(3,715)
(Increased) decreased administrative and general expenses (g)	(317)	1,786	2,255
Other	706	(1,405)	1,414
September 30, 2019 net income	$77,880	$110,095	$94,810

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Retail non-fuel base revenues increased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to increased revenues from (i) residential customers of $11.3 million caused by increased kWh sales, (ii) small commercial and industrial customers of $1.5 million caused by increased kWh sales, and (iii) sales to public authorities of $1.3 million caused by increased kWh sales. These increases in kWh sales primarily resulted from favorable weather and overall customer growth of 1.6% when compared to the three months ended September 30, 2018. Retail kWh sales in the three months ended September 30, 2019 grew 5.0% when compared to the three months ended September 30, 2018, which set a record for kWh consumption during any calendar quarter.

Retail non-fuel base revenues increased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $3.8 million increase related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018. Overall, kWh sales for the nine months ended September 30, 2019 declined primarily due to milder weather in the three months ended June 30, 2019, which was substantially offset by record sales in the three months ended September 30, 2019, due to favorable weather and overall customer growth of 1.6% when compared to the three months ended September 30, 2018.

Retail non-fuel base revenues decreased for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, primarily due to refunds of approximately $28.4 million during the twelve months ended September 30, 2019, for the reduction in the federal corporate income tax rate due to the TCJA, offset by (i) refunds of approximately $22.6 million during the twelve months ended September 30, 2018, and (ii) an increase of $4.9 million due to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018. For the twelve months ended September 30, 2018, rate changes included additional revenues of approximately $4.8 million related to the period from July 18, 2017 through September 30, 2017. These relate back revenues were recognized when the 2017 PUCT Final Order was approved in December 2017.

(b)
O&M expenses at our fossil-fuel generating plants decreased for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to decreased outage costs at Newman Unit 2 and decreased maintenance costs at Newman.

O&M expenses at our fossil-fuel generating plants decreased for the nine and twelve months ended September 30, 2019, compared to the nine and twelve months ended September 30, 2018, primarily due to decreased outage costs at Newman Units 1 & 2 and Rio Grande Power Station ("Rio Grande") Unit 8, and decreased maintenance costs at Newman. These decreases were partially offset by increased outage costs at Newman Unit 4 and increased maintenance costs at MPS.

(c)
Wheeling revenues increased for the three, nine and twelve months ended September 30, 2019, compared to the three, nine and twelve months ended September 30, 2018, primarily due to an increase in short-term transmission sales due to favorable market conditions.

(d)
Investment and interest income, NDT decreased for the three and twelve months ended September 30, 2019, compared to the three and twelve months ended September 30, 2018, primarily due to lower net realized and unrealized gains on securities held in the NDT associated primarily with the relative performance of the equity markets.

Investment and interest income, NDT increased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to higher net realized and unrealized gains on securities held in the NDT associated primarily with the relative performance of the equity markets.

Refer to "Use of Non-GAAP Financial Measures" below for further details.

(e)
Strategic transaction costs increased for the three, nine and twelve months ended September 30, 2019, compared to the three, nine and twelve months ended September 30, 2018, due to costs incurred in connection with the Merger.

(f)
Depreciation and amortization increased for the three, nine and twelve months ended September 30, 2019, compared to the three, nine and twelve months ended September 30, 2018, primarily due to increased plant balances.

(g)
Administrative and general ("A&G") expenses decreased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate. These decreases were partially offset by a higher amount of accrued employee incentive compensation.

A&G expenses decreased for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate.

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

	Three Months Ended
	September 30,
	2019 (1)	2018
	(In thousands except for per share data)
Net income (GAAP)	$77,880	$73,271
Adjusting items before income tax effects
Unrealized gains, net	(874)	(6,528)
Realized gains, net	(3,338)	(2,562)
Total adjustments before income tax effects	(4,212)	(9,090)
Income taxes on above adjustments	842	1,818
Adjusting items, net of income taxes	(3,370)	(7,272)
Adjusted net income (non-GAAP)	$74,510	$65,999

Basic earnings per share (GAAP)	$1.91	$1.80
Adjusted basic earnings per share (non-GAAP)	$1.83	$1.62

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $3.8 million, or $0.08 per share, after-tax, of strategic transaction costs.

	Nine Months Ended
	September 30,
	2019 (1)	2018
	(In thousands except for per share data)
Net income (GAAP)	$110,095	$99,600
Adjusting items before income tax effects
Unrealized gains, net	(22,773)	(3,730)
Realized gains, net	(2,654)	(5,953)
Total adjustments before income tax effects	(25,427)	(9,683)
Income taxes on above adjustments	5,085	1,937
Adjusting items, net of income taxes	(20,342)	(7,746)
Adjusted net income (non-GAAP)	$89,753	$91,854

Basic earnings per share (GAAP)	$2.70	$2.45
Adjusted basic earnings per share (non-GAAP)	$2.20	$2.26

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $9.5 million, or $0.19 per share, after-tax, of strategic transaction costs.

	Twelve Months Ended
	September 30,
	2019 (1)	2018
	(In thousands except for per share data)
Net income (GAAP)	$94,810	$106,100
Adjusting items before income tax effects
Unrealized gains, net	(442)	(3,730)
Realized gains, net	(2,335)	(7,457)
Total adjustments before income tax effects	(2,777)	(11,187)
Income taxes on above adjustments	555	2,238
Adjusting items, net of income taxes	(2,222)	(8,949)
Adjusted net income (non-GAAP)	$92,588	$97,151

Basic earnings per share (GAAP)	$2.33	$2.61
Adjusted basic earnings per share (non-GAAP)	$2.27	$2.39

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $9.5 million, or $0.19 per share, after-tax, of strategic transaction costs.

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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three, nine and twelve months ended September 30, 2019. Residential and small commercial customers represent approximately 79% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three months ended September 30, 2019, retail non-fuel base revenues were positively impacted by favorable weather when compared to the three months ended September 30, 2018. Cooling degree days for the three months ended September 30, 2019 increased 10.5% when compared to the three months ended September 30, 2018, and were 16.1% above the 10-year average. For the nine and twelve months ended September 30, 2019, retail non-fuel base revenues were negatively impacted by overall milder weather when compared to the nine and twelve months ended September 30, 2018. Cooling degree days for the nine and twelve months ended September 30, 2019 decreased 6.0% and 8.4% when compared to the nine and twelve months ended September 30, 2018, respectively, but were 4.9% and 4.4% above the 10-year average, respectively. The table below shows heating and cooling degree days compared to a 10-year average for the periods in 2019 and 2018.

	Three Months Ended			Nine Months Ended			Twelve Months Ended
	September 30,			September 30,			September 30,
			10-Year			10-Year			10-Year
	2019	2018	Average	2019	2018	Average	2019	2018	Average*
Heating degree days	—	—	1	1,187	976	1,182	2,148	1,643	2,056
Cooling degree days	1,880	1,702	1,619	2,874	3,058	2,739	2,990	3,263	2,863
________________________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.6% for the three, nine and twelve months ended September 30, 2019, when compared to the three, nine and twelve months ended September 30, 2018. See the tables presented on pages 49, 50 and 51, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. Retail non-fuel base revenues for the three months ended September 30, 2019, increased $13.8 million, or 6.4%, compared to the three months ended September 30, 2018. Retail non-fuel base revenues increased primarily due to increased revenues from (i) residential customers of $11.3 million caused by a 10.1% increase in kWh sales, (ii) small commercial and industrial customers of $1.5 million caused by a 1.9% increase in kWh sales, and (iii) sales to public authorities of $1.3 million caused by a 3.5% increase in kWh sales compared to the three months ended September 30, 2018. The increases in kWh sales resulted primarily from favorable weather and overall customer growth of 1.6% in the three months ended September 30, 2019, when compared to the three months ended September 30, 2018. Retail kWh sales grew 5.0% over the three months ended September 30, 2018, which set a record for kWh consumption during any calendar quarter. During the three months ended September 30, 2019, the Company also set a peak demand record. On August 7, 2019, the Company recorded a peak demand of 1,952 MW. Subsequently, on August 26, 2019, the Company recorded a peak demand of 1,985 MW, which exceeds the previous record established prior to August 2019 by 50 MW, or 2.6%, set on June 22, 2017.

Retail non-fuel base revenues for the nine months ended September 30, 2019, increased $2.6 million, or 0.5%, compared to the nine months ended September 30, 2018. Retail non-fuel base revenues increased primarily due to a $3.8 million increase related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018. Overall, kWh sales for the nine months ended September 30, 2019 declined 0.7%, primarily due to milder weather in the second quarter of 2019, which was substantially offset by record sales in the third quarter of 2019 due to favorable weather and overall customer growth of 1.6%.
Retail non-fuel base revenues for the twelve months ended September 30, 2019, decreased $6.4 million, or 1.0%, compared to the twelve months ended September 30, 2018. For the twelve months ended September 30, 2019, rate changes included the refunds to customers for the reduction in the federal corporate income tax rate due to the TCJA of approximately $28.4 million, compared to $22.6 million for the twelve months ended September 30, 2018. The reduction in rates due to the TCJA was offset by an increase of $4.9 million for the twelve months ended September 30, 2019, related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018. For the twelve months ended September 30, 2018, rate changes included additional revenues of approximately $4.8 million related to the period from July 18, 2017 through September 30, 2017. These relate back revenues were recognized when the 2017 PUCT Final Order was approved in December 2017.
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
In the three, nine and twelve months ended September 30, 2019, we over-recovered fuel costs by $5.2 million, $23.2 million and $24.3 million, respectively. In June 2019 and March 2018, $1.0 million and $1.1 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage. At September 30, 2019, we had a net fuel over-recovery balance of $14.4 million, including over-recoveries of $14.1 million in our Texas, $0.2 million in our New Mexico and $0.1 million in our FERC jurisdictions. On October 15, 2018, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 6.99% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On October 25, 2018, our fixed fuel factor was approved on an interim basis effective for the first billing cycle of the November 2018 billing month. The revised factor was approved by the PUCT and the docket closed on November 19, 2018. On September 13, 2019, we filed a request with the PUCT to decrease our Texas fixed fuel factor by approximately 12.2% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On September 25, 2019, our fixed fuel factor was approved on an interim basis effective for the first billing cycle of the October 2019 billing month. The Texas fixed fuel factor was determined to be final on October 15, 2019, and will continue until changed by the PUCT.
On April 29, 2019, we filed a petition with the PUCT requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, the fuel refund credit was approved on an interim basis. We implemented the fuel refund in customer bills on June 1, 2019. On September 27, 2019, the PUCT issued a final order approving the fuel refund credits. The fuel refund was completed on September 30, 2019, with a total fuel refund of $20.1 million, including interest, returned to Texas customers.
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
Off-system sales revenue decreased $9.4 million, or 34.8%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as a result of a 1.6% decrease in kWh sales due to a decrease in available power and lower average market prices for power. Off-system sales revenue increased $5.2 million, or 8.8%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, as a result of a 13.8% increase in kWh sales due to favorable market conditions, offset by lower average market prices for power. Off-system sales revenue increased $16.4 million, or 21.8%, for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, as a result of a 18.9% increase in kWh sales due to favorable market conditions.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended September 30:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	1,166,364	1,059,193	107,171	10.1%
Commercial and industrial, small	742,939	729,414	13,525	1.9
Commercial and industrial, large	249,257	262,052	(12,795)	(4.9)
Sales to public authorities	463,091	447,280	15,811	3.5
Total retail sales	2,621,651	2,497,939	123,712	5.0
Wholesale:
Sales for resale - full requirement customer	22,496	19,099	3,397	17.8
Off-system sales	618,745	628,669	(9,924)	(1.6)
Total wholesale sales	641,241	647,768	(6,527)	(1.0)
Total kWh sales	3,262,892	3,145,707	117,185	3.7
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$118,290	$106,961	$11,329	10.6%
Commercial and industrial, small	67,019	65,540	1,479	2.3
Commercial and industrial, large	11,108	11,385	(277)	(2.4)
Sales to public authorities	33,167	31,870	1,297	4.1
Total retail non-fuel base revenues (1) (2)	229,584	215,756	13,828	6.4
Wholesale:
Sales for resale - full requirement customer	1,050	904	146	16.2
Total non-fuel base revenues	230,634	216,660	13,974	6.4
Fuel revenues:
Recovered from customers during the period	39,894	49,676	(9,782)	(19.7)
Over collection of fuel	(5,170)	(3,245)	(1,925)	(59.3)
Total fuel revenues (3)	34,724	46,431	(11,707)	(25.2)
Off-system sales (4)	17,603	27,014	(9,411)	(34.8)
Wheeling revenues (5)	5,883	5,145	738	14.3
Energy efficiency cost recovery	2,326	2,077	249	12.0
Miscellaneous (5)	1,988	2,042	(54)	(2.6)
Total revenues from customers	293,158	299,369	(6,211)	(2.1)
Other (5) (6)	1,295	902	393	43.6
Total operating revenues	$294,453	$300,271	$(5,818)	(1.9)
Average number of retail customers (7):
Residential	381,283	375,410	5,873	1.6%
Commercial and industrial, small	42,856	42,508	348	0.8
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,248	5,770	478	8.3
Total	430,435	423,736	6,699	1.6
________________________________________

(1)	2019 and 2018 include $10.4 million and $10.8 million, respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(2)
2019 includes $1.8 million related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018.

(3)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $1.4 million and $2.0 million in 2019 and 2018, respectively.

(4)	Includes retained margins of $0.6 million and $0.7 million in 2019 and 2018, respectively.

(5)	Represents revenue with no related kWh sales.

(6)	Includes an energy efficiency bonus of $0.4 million in 2019.

(7)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Nine Months Ended September 30:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	2,415,525	2,402,400	13,125	0.5%
Commercial and industrial, small	1,860,790	1,886,552	(25,762)	(1.4)
Commercial and industrial, large	773,170	792,845	(19,675)	(2.5)
Sales to public authorities	1,198,536	1,209,961	(11,425)	(0.9)
Total retail sales	6,248,021	6,291,758	(43,737)	(0.7)
Wholesale:
Sales for resale - full requirement customer	52,576	49,395	3,181	6.4
Off-system sales	2,183,752	1,918,672	265,080	13.8
Total wholesale sales	2,236,328	1,968,067	268,261	13.6
Total kWh sales	8,484,349	8,259,825	224,524	2.7
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$243,371	$240,430	$2,941	1.2%
Commercial and industrial, small	154,382	155,104	(722)	(0.5)
Commercial and industrial, large	27,197	27,391	(194)	(0.7)
Sales to public authorities	76,572	76,042	530	0.7
Total retail non-fuel base revenues (1) (2)	501,522	498,967	2,555	0.5
Wholesale:
Sales for resale - full requirement customer	2,459	2,247	212	9.4
Total non-fuel base revenues	503,981	501,214	2,767	0.6
Fuel revenues:
Recovered from customers during the period	94,415	127,348	(32,933)	(25.9)
Over collection of fuel (3)	(23,200)	(3,611)	(19,589)	—
Total fuel revenues (4)	71,215	123,737	(52,522)	(42.4)
Off-system sales (5)	65,026	59,791	5,235	8.8
Wheeling revenues (6)	16,739	13,578	3,161	23.3
Energy efficiency cost recovery	6,164	5,877	287	4.9
Miscellaneous (6)	6,304	6,313	(9)	(0.1)
Total revenues from customers	669,429	710,510	(41,081)	(5.8)
Other (6) (7)	2,462	2,270	192	8.5
Total operating revenues	$671,891	$712,780	$(40,889)	(5.7)
Average number of retail customers (8):
Residential	379,358	373,377	5,981	1.6%
Commercial and industrial, small	42,542	42,389	153	0.4
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,249	5,648	601	10.6
Total	428,197	421,462	6,735	1.6

________________________________________

(1)	2019 and 2018 include $22.8 million and $22.6 million, respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(2)
2019 includes $3.8 million related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018.

(3)
2019 and 2018 include the portion of the DOE refunds related to spent fuel storage of $1.0 million and $1.1 million, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $4.0 million and $6.0 million in 2019 and 2018, respectively.

(5)	Includes retained margins of $2.0 million and $1.7 million in 2019 and 2018, respectively.

(6)	Represents revenue with no related kWh sales.

(7)	Includes an energy efficiency bonus of $0.4 million in 2019.

(8)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended September 30:	2019	2018	Amount	Percent
kWh sales:
Retail:
Residential	3,001,820	2,968,629	33,191	1.1%
Commercial and industrial, small	2,406,158	2,445,866	(39,708)	(1.6)
Commercial and industrial, large	1,031,159	1,043,592	(12,433)	(1.2)
Sales to public authorities	1,551,802	1,575,768	(23,966)	(1.5)
Total retail sales	7,990,939	8,033,855	(42,916)	(0.5)
Wholesale:
Sales for resale - full requirement customer	62,172	59,496	2,676	4.5
Off-system sales	2,953,041	2,482,615	470,426	18.9
Total wholesale sales	3,015,213	2,542,111	473,102	18.6
Total kWh sales	11,006,152	10,575,966	430,186	4.1
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$300,538	$301,756	$(1,218)	(0.4)%
Commercial and industrial, small	193,619	197,719	(4,100)	(2.1)
Commercial and industrial, large	34,726	35,091	(365)	(1.0)
Sales to public authorities	95,990	96,710	(720)	(0.7)
Total retail non-fuel base revenues (1) (2) (3)	624,873	631,276	(6,403)	(1.0)
Wholesale:
Sales for resale - full requirement customer	2,992	2,698	294	10.9
Total non-fuel base revenues	627,865	633,974	(6,109)	(1.0)
Fuel revenues:
Recovered from customers during the period	123,560	170,588	(47,028)	(27.6)
Over collection of fuel (4)	(24,325)	(6,813)	(17,512)	—
Total fuel revenues (5)	99,235	163,775	(64,540)	(39.4)
Off-system sales (6)	91,653	75,236	16,417	21.8
Wheeling revenues (7)	22,187	17,981	4,206	23.4
Energy efficiency cost recovery (8)	9,175	5,877	3,298	56.1
Miscellaneous (7)	8,179	8,220	(41)	(0.5)
Total revenues from customers	858,294	905,063	(46,769)	(5.2)
Other (7) (9)	4,420	3,866	554	14.3
Total operating revenues	$862,714	$908,929	$(46,215)	(5.1)
Average number of retail customers (10):
Residential	378,623	372,521	6,102	1.6%
Commercial and industrial, small	42,465	42,325	140	0.3
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,196	5,612	584	10.4
Total	427,332	420,506	6,826	1.6

________________________________________

(1)
2018 includes $4.8 million of relate back revenues in Texas, from July 18, 2017 through September 30, 2017. These relate back revenues were recognized when the 2017 PUCT Final Order was approved in December 2017.

(2)	2019 and 2018 include $28.4 million and $22.6 million, respectively, base rate decreases related to the reduction in federal statutory income tax rate enacted under the TCJA.

(3)
2019 includes $4.9 million related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018.

(4)
2019 and 2018 include the portion of the DOE refunds related to spent fuel storage of $1.0 million and $1.1 million, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(5)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $6.1 million and $8.4 million in 2019 and 2018, respectively.

(6)	Includes retained margins of $2.4 million and $2.0 million in 2019 and 2018, respectively.

(7)	Represents revenue with no related kWh sales.

(8)
The Company implemented ASU 2014-09, Revenue from Contracts with Customers, January 1, 2018, and following the adoption of the standard, revenues related to reimbursed costs of energy efficiency programs approved by the Company's regulators are reported in operating revenues from customers. Related expenses are reported in O&M expenses.

(9)	Includes energy efficiency bonuses of $1.7 million and $0.8 million in 2019 and 2018, respectively.

(10)	The number of retail customers presented is based on the number of service locations.

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 44%, 50% and 49% of our Company-generated energy for the three, nine and twelve months ended September 30, 2019, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $20.5 million, or 28.8%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to (i) decreased natural gas costs of $17.7 million primarily due to a 47.9% decrease in the average cost of Megawatt-hours ("MWhs") generated, partially offset by a 7.2% increase in MWhs generated with natural gas, and (ii) decreased total purchased power costs of $3.3 million primarily due to a 19.4% decrease in the average cost of MWhs purchased.

	Three Months Ended September 30,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$22,373	1,734,695	$12.90	$40,066	1,618,553	$24.75
Coal (a)	165	—	—	165	—	—
Nuclear	11,236	1,351,569	8.31	10,791	1,357,125	7.95
Total	33,774	3,086,264	10.94	51,022	2,975,678	17.15
Purchased power:
Photovoltaic	6,442	78,924	81.62	5,960	75,129	79.33
Other	10,367	288,160	35.98	14,104	277,877	50.76
Total purchased power	16,809	367,084	45.79	20,064	353,006	56.84
Total fuel and purchased power	$50,583	3,453,348	14.65	$71,086	3,328,684	21.36
_________
(a) Costs related to amortization of deferred coal mine reclamation obligations.

Fuel and purchased power expense decreased $45.7 million, or 25.9%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to (i) decreased natural gas costs of $45.4 million primarily due to a 46.5% decrease in the average cost of MWhs generated, and (ii) decreased total purchased power costs of $0.9 million primarily due to a 6.8% decrease in the average cost of MWhs purchased, partially offset by a 5.1% increase in MWhs purchased.

	Nine Months Ended September 30,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$55,671	3,973,531	$14.01	$101,115	3,860,053	$26.20
Coal (a)	495	—	—	495	—	—
Nuclear (b)	30,839	3,909,783	8.16	30,227	3,843,503	8.17
Total	87,005	7,883,314	11.17	131,837	7,703,556	17.27
Purchased power:
Photovoltaic	18,581	227,882	81.54	18,182	225,940	80.47
Other	25,429	791,526	32.13	26,718	743,685	35.93
Total purchased power	44,010	1,019,408	43.17	44,900	969,625	46.31
Total fuel and purchased power	$131,015	8,902,722	14.84	$176,737	8,673,181	20.52
________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.1 million and $1.2 million recorded in June 2019 and March 2018, respectively. Cost per MWh excludes these refunds.
Fuel and purchased power expense decreased $46.6 million, or 20.3%, for the twelve months ended September 30, 2019 compared to the twelve months ended September 30, 2018, primarily due to decreased natural gas costs of $48.8 million primarily due to a 41.5% decrease in the average cost of MWhs generated, partially offset by an 8.2% increase in the MWhs generated with natural gas. This decrease in fuel and purchased power expense was partially offset by an increase in total purchased power costs of $2.1 million primarily due to a 9.8% increase in MWhs purchased, partially offset by a 5.5% decrease in the average cost of MWhs purchased.

	Twelve Months Ended September 30,
	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$84,139	5,143,341	$16.36	$132,913	4,753,612	$27.96
Coal (a)	661	—	—	660	—	—
Nuclear (b)	39,730	4,980,138	8.19	39,665	5,072,155	8.05
Total	124,530	10,123,479	12.41	173,238	9,825,767	17.75
Purchased power:
Photovoltaic	22,627	277,511	81.54	22,947	283,926	80.82
Other	36,230	1,127,581	32.13	33,811	996,106	33.94
Total purchased power	58,857	1,405,092	41.89	56,758	1,280,032	44.34
Total fuel and purchased power	$183,387	11,528,571	16.00	$229,996	11,105,799	20.82
_________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.1 million and $1.2 million recorded in June 2019 and March 2018, respectively. Cost per MWh excludes these refunds.

Operations and maintenance expense
Operations and maintenance expense decreased $1.2 million, or 1.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to decreases of (i) $1.5 million in outage costs at Newman Unit 2, and (ii) $0.8 million in maintenance costs at Newman. These decreases were partially offset by increases of (i) $0.4 million in O&M expenses at Palo Verde, and (ii) $0.4 million in A&G expense primarily due to a higher amount of accrued employee incentive compensation.
Operations and maintenance expense decreased $8.5 million, or 3.4%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to decreases of (i) $4.8 million in outage costs at Newman Units 1 and 2, (ii) $3.2 million in outage costs at Rio Grande Unit 8, (iii) $2.3 million in A&G expense primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate, partially offset by a higher amount of accrued employee incentive compensation, (iv) $1.4 million in maintenance costs at Newman, and (v) $1.1 million in O&M expenses at Palo Verde. These decreases were partially offset by increases of (i) $2.8 million in outage costs at Newman Unit 4, and (ii) $0.9 million in maintenance costs at MPS.
Operations and maintenance expense decreased $10.1 million, or 3.0%, for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, primarily due to decreases of (i) $3.6 million in outage costs at Newman Units 1 and 2, (ii) $3.5 million in O&M expenses at Palo Verde, (iii) $3.2 million in outage costs at Rio Grande Unit 8, (iv) $2.9 million in A&G expense primarily due to decreased long-term stock incentive plan costs and changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including an increase in the discount rate, and (v) $2.6 million in maintenance costs at Newman. These decreases were partially offset by increases of (i) $3.3 million primarily due to energy efficiency program costs previously offset by the related revenues prior to the adoption of ASU 2014-09, (ii) $2.8 million in outage costs at Newman Unit 4, and (iii) $1.0 million in maintenance costs at MPS.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.5 million, or 6.4%, $4.1 million, or 5.7%, and $4.7 million, or 4.9%, for the three, nine and twelve months ended September 30, 2019, compared to the three, nine and twelve months ended September 30, 2018, primarily due to increased plant balances.
Taxes other than income taxes

Taxes other than income taxes increased $0.2 million, or 1.0%, $1.6 million, or 3.0%, and $1.4 million, or 1.9%, for the three, nine and twelve months ended September 30, 2019, compared to the three, nine and twelve months ended September 30, 2018, primarily due to the 1% increase in the City of El Paso franchise fee.
Other income (deductions)
Other income (deductions) decreased $8.6 million, or 49.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to (i) a $4.9 million decrease in realized and unrealized net gains on securities held in the NDT and (ii) $3.8 million of strategic transaction costs in the three months ended September 30, 2019, with no comparable costs in the three months ended September 30, 2018.
Other income (deductions) increased $6.8 million, or 19.0%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a $15.7 million increase in realized and unrealized net gains on securities held in the NDT. This increase was partially offset by $9.5 million of strategic transaction costs in the nine months ended September 30, 2019, with no comparable costs in the nine months ended September 30, 2018.
Other income (deductions) decreased $16.1 million, or 35.3%, for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, primarily due to (i) $9.5 million of strategic transaction costs in the twelve months ended September 30, 2019, with no comparable costs in the twelve months ended September 30, 2018 and (ii) a $8.4 million decrease in realized and unrealized net gains on securities held in the NDT.

Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Further details are shown below (in thousands):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Allowance for equity funds used during construction	$481	$824	$1,996	$2,462	$2,987	$3,278
Investment and interest income, net:
NDT unrealized gains, net	874	6,528	22,773	3,730	442	3,730
NDT realized gains, net	3,338	2,562	2,654	5,953	2,335	7,457
NDT dividends and interest income	1,820	1,802	5,484	5,276	7,435	7,030
Expected returns on benefit plans (ASU 2017-07)	5,903	5,778	17,709	17,633	23,587	22,907
Other	(31)	145	5	450	161	463
	11,904	16,815	48,625	33,042	33,960	41,587
Miscellaneous non-operating income	3,150	3,037	9,288	9,245	12,866	12,428
Strategic transaction costs	(3,798)	—	(9,473)	—	(9,473)	—
Miscellaneous non-operating deductions	(2,930)	(3,263)	(7,615)	(8,775)	(10,820)	(11,677)
Total other income (deductions)	$8,807	$17,413	$42,821	$35,974	$29,520	$45,616
Interest charges (credits)
Interest charges (credits) increased by $0.3 million, or 1.4% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to additional borrowings under the Company's RCF, and an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans. These increases were partially offset by the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the bonds on May 22, 2019 at the stated interest rate of 3.60% per annum.
Interest charges (credits) increased by $1.9 million, or 3.0%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to (i) interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, (ii) an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans, and (iii) additional borrowings under the Company's RCF. These increases were partially offset by the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the bonds on May 22, 2019 at the stated interest rate of 3.60% per annum.
Interest charges (credits) increased by $2.6 million, or 3.1%, for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, primarily due to (i) interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, (ii) an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans, and (iii) additional borrowings under the Company's RCF. These increases were partially offset by (i) the purchase in lieu of redemption of $63.5 million principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the bonds on May 22, 2019 at the stated interest rate of 3.60% per annum, and (ii) increased allowance for borrowed funds used during construction ("ABFUDC") as a result of higher average balances of construction work in progress ("CWIP") and an increase in the ABFUDC rate.

Income tax expense
Income tax expense increased $0.6 million, or 2.5%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to increases in pre-tax income and certain non-deductible strategic transaction costs. These increases were partially offset by decreases in state income taxes.
Income tax expense increased $2.0 million, or 6.7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to (i) increases in pre-tax income, (ii) lower tax benefits of stock incentive plans, and (iii) certain non-deductible strategic transaction costs. These increases were partially offset by decreases in state income taxes.
Income tax expense decreased $3.0 million, or 9.6%, for the twelve months ended September 30, 2019, compared to the twelve months ended September 30, 2018, primarily due to (i) decreases in pre-tax income, (ii) the change in the federal income tax rate, and (iii) decreases in state income taxes. These decreases were partially offset by lower tax benefits of stock incentive plans and certain non-deductible strategic transaction costs.
New Accounting Standards
See Part I, Item 1, Financial Statements, Note A of Notes to Financial Statements for a discussion of new accounting standards adopted and to be adopted in the future.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
At September 30, 2019, our capital structure, including common stock equity, long-term debt, and short-term borrowings under our RCF, consisted of 45.3% common stock equity and 54.7% debt. As of September 30, 2019, we had a balance of $15.6 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF and, if necessary, debt issuances in the capital markets or, after the closing of the Merger, an equity commitment from the Parent to meet all of our anticipated cash requirements for working capital and construction programs during the next twelve months. Prior to closing the Merger Agreement, the Company can incur additional indebtedness up to $200 million (excluding borrowings up to the existing borrowing capacity of the RCF), without written consent from the Parent; however, we cannot issue shares of common stock without the prior written consent of Parent. As discussed below, we have the necessary regulatory approvals to issue long-term debt and equity in the capital markets.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, taxes, and strategic transaction costs related to the Merger.
Capital Requirements. During the nine months ended September 30, 2019, our primary capital requirements were related to the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $160.0 million in the nine months ended September 30, 2019, compared to $171.4 million in the nine months ended September 30, 2018. Capital expenditures for 2019 are expected to be approximately $244 million. Capital requirements for purchases of nuclear fuel were $19.2 million in the nine months ended September 30, 2019 compared to $28.8 million in the nine months ended September 30, 2018.
On September 30, 2019, we paid a quarterly cash dividend of $0.385 per share, or $15.7 million, to shareholders of record as of the close of business on September 16, 2019. We paid a total of $46.0 million in cash dividends during the nine months ended September 30, 2019. On October 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.385 per share, payable in cash on December 27, 2019, to shareholders of record as of the close of business on December 13. 2019. At the current dividend rate, we expect to pay cash dividends of approximately $61.7 million during 2019. Under the Merger Agreement, the Company may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020 and $0.41 per share for quarterly dividends declared on or after June 1, 2020. Shareholders will continue to be entitled to receive any quarterly cash dividends, including a "stub period" dividend with respect to the period between the last quarterly dividend paid by the Company and the closing of the Merger.
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
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the nine months ended September 30, 2019, we contributed $8.8 million and $0.5 million to our retirement plans and other post-retirement benefits plan, respectively, and $1.6 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $191.0 million for the nine months ended September 30, 2019 and $221.5 million for the nine months ended September 30, 2018, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-recoveries) or surcharged (under-recoveries) to customers in the future. During the nine months ended September 30, 2019, we had fuel over-recoveries of $3.3 million compared to over-recoveries of fuel costs of $3.7 million during the nine months ended September 30, 2018. At September 30, 2019, we had a net fuel over-recovery balance of $14.4 million, including over-recoveries of $14.1 million in our Texas, $0.2 million in our New Mexico and $0.1 million in our FERC jurisdictions. On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, the Company's fuel refund credit was approved on an interim basis. The Company implemented the fuel refund in customer bills on June 1, 2019. On September 27, 2019, the PUCT issued a final order approving the fuel refund credits. The fuel refund was completed on September 30, 2019, with a total fuel refund of $20.1 million, including interest, returned to Texas customers. On September 13, 2019, the Company filed a request with the PUCT, which was assigned PUCT Docket No. 49960, to decrease our Texas fixed fuel factor by approximately 12.2% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On September 25, 2019, our fixed fuel factor was approved by the PUCT on an interim basis effective for the first billing cycle of the October 2019 billing month. The Texas fixed fuel factor was determined to be final on October 15, 2019, and will continue until changed by the PUCT.

We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We received additional approval from the NMPRC on October 4, 2017, to amend and extend the RCF, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We received approval from the FERC on October 31, 2017, to issue up to $350.0 million in long-term debt, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT, and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date, and to redeem, refinance and/or replace the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs with debt of equal face value. The authorization approved by the FERC was effective from November 15, 2017 through November 14, 2019, and superseded its prior approvals. On March 27, 2019, the NMPRC issued a final order approving the Company's request to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. On April 18, 2019, the Company received approval from the FERC to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions; to utilize the existing RCF for short-term borrowings not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. The authorization approved by the FERC is effective from April 18, 2019 through April 18, 2021, and supersedes its prior approvals.
Under these authorizations, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028, and guaranteed the issuance by the RGRT of $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF, which included borrowings made for working capital, general corporate purposes and the purchase of nuclear fuel. Also, under these authorizations, on September 13, 2018, the Company and RGRT entered into a third amended and restated credit agreement where we have available a $350.0 million RCF with a term ending on September 13, 2023. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. In addition, we may extend the maturity date of the RCF up to two times, in each case for an additional one-year period upon the satisfaction of certain conditions. On February 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs utilizing funds borrowed under the RCF. On April 1, 2019, the Company purchased in lieu of redemption all of the 2009 Series B 7.25% PCBs utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the bonds mature on February 1, 2040, and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. Proceeds from the remarketing of the bonds were primarily used to repay outstanding short-term borrowings under the RCF.
The Merger would constitute a "Change in Control" under the RCF and the consummation of the Merger would result in an event of default under the RCF. On and subject to the terms and conditions of the Merger Agreement, the Company requested that the lenders under the RCF consent to the Merger and waive any default or event of default that would occur as a result of the Merger. On August 9, 2019, the lenders agreed to such consent and waiver.

We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $132.8 million at September 30, 2019, of which $22.8 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $129.4 million as of September 30, 2018, of which $19.4 million had been borrowed under the RCF and $110.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At September 30, 2019, $77.0 million was outstanding under the RCF for working capital and general corporate purposes. At September 30, 2018, no borrowings were outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at September 30, 2019, were $99.8 million with an additional $250.0 million available to borrow.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2018 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of September 30, 2019, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2018 Form 10-K.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting. In August 2019, the Company replaced its existing human resource and payroll management system. Throughout the system implementation the Company considered system impact on internal controls and procedures and concluded that the implementation resulted in no material changes in our internal controls over financial reporting. In addition, there were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended September 30, 2019, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and J of the Notes to Financial Statements.

Item 1A.	Risk Factors

Our 2018 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, along with our other filings with the SEC, include a detailed discussion of our risk factors.

Item 5.	Other Information
Investors should note that we announce material financial information in SEC filings, press releases and, in some cases, public conference calls. Based on guidance from the SEC, we may also use the Investor Relations section of our website (www.epelectric.com) to communicate with investors about our company. It is possible that the financial and other information we post there could be deemed to be material information. The information on our website is not part of this document.

Item 6.	Exhibits

Exhibit Number	Exhibit

4.01
Consent and Waiver, dated as of August 9, 2019, in connection with the Third Amended and Restated Credit Agreement, dated as of September 13, 2018, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the Rio Grande Resources Trust II.

†10.01	Form of Restricted Stock Award Agreement between the Company and Mary E. Kipp, former Chief Executive Officer of the Company, dated July 31, 2019.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2019, has been formatted in Inline XBRL.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ NATHAN T. HIRSCHI
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: November 7, 2019