Form 10-K
period 2019-12-31
EL PASO ELECTRIC CO /TX/
filed 2020-02-27
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
As of June 28, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,636,107,949 (based on the closing price as quoted on the New York Stock Exchange on that date).
As of January 31, 2020, there were 40,752,141 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of its shareholders or an amendment to this Form 10-K are incorporated by reference into Part III of this report.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms
A&G	Administrative and general
ABFUDC	Allowance for Borrowed Funds Used During Construction
ACE	Affordable Clean Energy
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended and Restated 2007 LTIP	The Company's amended and restated stock-based long-term incentive plan
Amended REA	Amendment to the REA by the New Mexico Energy Transition Act, effective June 14, 2019
AMI	Advanced Metering Infrastructure
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company
ARO	Asset Retirement Obligations
ASU	Accounting Standards Update
Board of Directors	The Board of Directors of the Company
CAA	U.S. Clean Air Act
CAA Settlement Agreement	Settlement Agreement between the U.S. Department of Justice, on behalf of the EPA, and APS resolving pending matters under the CAA
CCN	Certificate of Convenience and Necessity
CEO	Chief Executive Officer
Common Facilities	The three nuclear generating units and common facilities at Palo Verde
Company	El Paso Electric Company
Compliance Agreement
The Company's Agreement with the TCEQ under the Texas Environmental Health and Safety Audit Privilege Act to address certain water and waste compliance issues associated with the integrity of the synthetic liner of the evaporation pond at Newman

Conversion services	The conversion of uranium concentrates to uranium hexafluoride
CWIP	Construction Work In Progress
Copper	The Company's Copper Power Station
CPP	Clean Power Plan
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCRF	Distribution Cost Recovery Factor
DOE	U.S. Department of Energy
DOL	U.S. Department of Labor
EECRF	Energy Efficiency Cost Recovery Factor
EEI	Edison Electric Institute
El Paso	City of El Paso, Texas
Enrichment services	The enrichment of uranium hexafluoride
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
EUERF	Efficient Use of Energy Recovery Factor
Exchange Act	The Securities Exchange Act of 1934, as amended

( i)

Abbreviations, Acronyms or Defined Terms	Terms
Fabrication services	The fabrication of fuel assemblies
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
Final Rule	EPA final rule tightening the primary and secondary NAAQS for ground-level ozone
Fort Bliss	Fort Bliss, the U.S. Army post next to El Paso, Texas
Four Corners	Four Corners Generating Station
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
Freeport	Freeport-McMoRan Copper and Gold Energy Services LLC
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
GEIS	Generic Environmental Impact Statement
GHG	Greenhouse Gas
Gorski Action	Gorski v. El Paso Electric Company., et al., Case No. 1:19-cv-07211, in the U.S. District Court for the Southern District of New York
HAFB	Holloman Air Force Base
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IIF	Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc.
Incentive Plan	The Company's Annual Short-Term Incentive Plan
IRP	Integrated Resource Plan
ISFSI	Independent spent fuel storage installation
kV	Kilovolt(s)
kW	Kilowatt(s)
kWh	Kilowatt-hour(s)
Las Cruces	City of Las Cruces, New Mexico
LIBOR	London Interbank Offered Rate
Local 960	The International Brotherhood of Electrical Workers Local 960
LTPPA	Long-Term Purchased Power Agreement
Maturity Date	The date of maturity of the Company's obligations under the RCF, currently September 13, 2023
Merger	Merger of Merger Sub with and into the Company with the Company as the surviving corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub, dated June 1, 2019
Merger Consideration	The right to receive $68.25 in cash per share of common stock, without interest, pursuant to the terms and conditions set forth in the Merger Agreement
Merger Sub	Sun Merger Sub Inc., a Texas corporation and wholly owned subsidiary of Parent
MPS	The Company's Montana Power Station
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value
NDT	The Company's Palo Verde nuclear decommissioning trust funds
NERC	North American Electric Reliability Corporation

( ii)

Abbreviations, Acronyms or Defined Terms	Terms
Net generating capability
The maximum load net of plant operating requirements that a generating plant can supply under specified conditions for a given time interval, without exceeding approved limits of temperature and stress

Newman	The Company's Newman Power Station
NMPRC	New Mexico Public Regulation Commission
NMPRC Final Order	NMPRC Final Order in Case No. 15-00127-UT
NMPUA	New Mexico Public Utility Act
NMSU	New Mexico State University
NOL	Net Operating Losses
NOL carryforwards	Net Operating Loss carryforwards
NOPR	Notice of Proposed Rulemaking
NRC	U.S. Nuclear Regulatory Commission
NYSE	New York Stock Exchange
OATT	Open Access Transmission Tariff
OPEB Plan	The Company's other post-retirement benefits plan, including health care benefits for retired employees and their eligible dependents and life insurance benefits for retired employees only
O&M	Operations and maintenance
Palo Verde	Palo Verde Generating Station
Palo Verde Participants	Those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the ANPP Participation Agreement
Parent	Sun Jupiter Holdings LLC
PCBs	Pollution Control Bonds
PNM	Public Service Company of New Mexico
Power Purchase and Sale Agreement	The Company's Agreement with Freeport pursuant to which Freeport delivers energy to the Company from the Luna Energy Facility and the Company delivers a like amount of energy at Greenlee, Arizona
PPA	Purchased Power Agreement
ppb	Parts per billion
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
RCF	The Company's Revolving Credit Facility
RCF Agreement	Third amended and restated credit agreement dated September 13, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT
REA	New Mexico Renewable Energy Act
Retirement Plan	The Company's Retirement Income Plan
RGEC	Rio Grande Electric Cooperative
RGRT	Rio Grande Resources Trust II
RGRT Notes	$110.0 million aggregate principal amount of Senior Notes issued by RGRT in 2010
RGRT Senior Notes	$65.0 million aggregate principal amount of 4.07% Senior Guaranteed Notes issued by RGRT in 2018, due August 15, 2025
Rio Grande	The Company's Rio Grande Power Station
Rosenblatt Action	Rosenblatt v. El Paso Electric Company., et al., Case No. 1:19-cv-01367-UNA, in the U.S. District Court for the District of Delaware
ROU	Right-of-use
RPS	Renewable Portfolio Standard

( iii)

Abbreviations, Acronyms or Defined Terms	Terms
Rule 551	NMPRC Rule 17.9.551 of the New Mexico Administrative Code
SEC	U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Show Cause Proceeding	FERC proceeding in which a company must revise its transmission rates for the TCJA effect or show cause as to why it should not be required to do so
SPS	Southwestern Public Service Company
SPS Appeal No. 1	Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37248, in the New Mexico Supreme Court
SPS Appeal No. 2	Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37308, in the New Mexico Supreme Court
Stein Action	Stein v. El Paso Electric Company., et al., Case No. 1:19-cv-06703, in the U.S. District Court for the Southern District of New York
TCEQ	Texas Commission on Environmental Quality
TCJA	The federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
TCRF	Transmission Cost Recovery Factor
TEP	Tucson Electric Power Company
Texas Fuel Rule	Fuel cost recovery rule of the PUCT
U.S.	United States
Waste Confidence Decision	The NRC's Waste Confidence Decision and temporary storage rule
White Sands	White Sands Missile Range
2013 Study	2013 Palo Verde Decommissioning Study
2016 Study	2016 Palo Verde Decommissioning Study
2017 All Source RFP	2017 All Source Request for Proposals for Electric Power Supply and Load Management Resources
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831
2017 Texas Retail Rate Case
The Company's request for an increase in non-fuel base revenues, filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory, and the PUCT in Docket No. 46831

2018 IRP	IRP for the period 2018-2037 filed in NMPRC Case No. 18-00293-UT
2019 DCRF rate filing	DCRF rate filing in PUCT Docket No. 49395
2019 TCRF rate filing	TCRF rate filing in PUCT Docket No. 49148
2019 Study	2019 Palo Verde Decommissioning Study
2020 Proxy Statement	Proxy statement for the Company's 2020 Annual Meeting of Shareholders

( iv)

( v)

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K, other than statements of historical fact, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan" and words of similar meaning, or are indicated by El Paso Electric Company's (the "Company") discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

•	capital expenditures,

•	earnings,

•	liquidity and capital resources,

•	ratemaking/regulatory matters/compliance matters,

•	litigation,

•	accounting matters, including accounting for taxes and leases,

•
possible corporate restructurings, acquisitions and dispositions, including the merger of Sun Merger Sub Inc. ("Merger Sub"), a Texas corporation and wholly owned subsidiary of Sun Jupiter Holdings LLC, a Delaware limited liability company ("Parent") with and into the Company (the "Merger"),

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

•
the ability of the Company's operating partners to maintain plant operations and manage operations and maintenance ("O&M") costs at the Palo Verde Generating Station ("Palo Verde"), and its related transmission facilities, including costs to comply with any new or expanded regulatory or environmental requirements,

•	reductions in output at generation plants operated by the Company,

•	the size of the Company's construction program and its ability to complete construction on budget and on time,

•	the receipt of required approvals by the Company's regulators and other permits related to the Company’s construction programs,

•	the Company's reliance on significant customers,

( vi)

•	the credit worthiness of the Company's customers,

•	unscheduled outages of generating units including outages at Palo Verde,

•	changes in customers' demand for electricity as a result of energy efficiency initiatives and emerging competing services and technologies, including distributed generation and battery storage,

•	individual customer groups, including distributed generation customers, may not pay their full cost of service, and other customers may or may not be required to pay the difference,

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

•	disruptions in the Company's transmission and distribution systems, and in particular the transmission lines that deliver power from its remote generating facilities,

•	the sufficiency of the Company's insurance coverage, including availability, cost, coverage and terms,

•	electric utility deregulation or re-regulation,

•	regulated and competitive markets,

•	ongoing municipal, state and federal activities,

•	cuts in military spending or prolonged shutdowns of the federal government that reduce demand for the Company's services from military and governmental customers,

•	political, legislative, judicial and regulatory developments,

•	homeland security considerations, including those associated with the United States ("U.S.")/Mexico border region and the energy industry,

•	changes in environmental laws and regulations and the enforcement or interpretation thereof, including those related to air, water or greenhouse gas ("GHG") emissions or other environmental matters,

•	economic, commercial bank, financial and capital market conditions,

•	increases in cost of capital,

•	the impact of changes in interest rates or rates of inflation,

•	actions by credit rating agencies,

•	changes in accounting requirements and other accounting matters,

•	changing weather trends and the impact of severe weather conditions,

•	possible physical or cyber attacks, intrusions or other catastrophic events,

•	the impact of lawsuits filed against the Company,

•	Texas, New Mexico and electric industry utility service reliability standards and service requirements,

•	uranium, natural gas, oil and wholesale electricity prices and availability,

•	possible income tax and interest payments as a result of audit adjustments proposed by the U.S. Internal Revenue Service or state taxing authorities,

•	the impact of changes to U.S. tax laws,

•	the impact of international trade and tariff negotiations,

•	the impact of U.S. health care reform legislation,

•	the effectiveness of the Company's risk management activities,

•	loss of key personnel, the Company's ability to recruit and retain qualified employees and the Company's ability to successfully implement succession planning,

( vii)

•	other circumstances affecting anticipated operations, sales and costs, and

•	certain risks and uncertainties associated with the Merger including, without limitation:

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

◦
the risk that the pendency of the pending Merger disrupts current plans and operations and the potential difficulties in maintaining relationships with customers, employees, regulators or suppliers, and

◦	the diversion of management time and attention from the Company’s ongoing business operations due to the Merger.
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

( viii)

PART I

Item 1.	Business
General
El Paso Electric Company (the "Company") is a public utility engaged in the generation, transmission and distribution of electricity in an area of approximately 10,000 square miles in west Texas and southern New Mexico. The Company also serves a full requirements wholesale customer in Texas. The Company owns or has significant ownership interests in several electrical generating facilities providing it with a net generating capacity of approximately 2,085 megawatts ("MW"). For the year ended December 31, 2019, the Company’s energy sources consisted of approximately 44% nuclear fuel, 44% natural gas, 12% purchased power and less than 1% generated by Company-owned solar photovoltaic panels. As of December 31, 2019, the Company had power purchase agreements for 107 MW from solar photovoltaic generation facilities and intends to expand its portfolio of renewable energy sources, particularly solar photovoltaic generation. See "Energy Sources – Purchased Power."
The Company serves approximately 432,800 residential, commercial, industrial, public authority and wholesale customers. The Company distributes electricity to retail customers principally in El Paso, Texas and Las Cruces, New Mexico (representing approximately 64% and 11%, respectively, of the Company’s retail revenues for the year ended December 31, 2019). In addition, the Company’s wholesale sales include sales for resale to other electric utilities and power marketers. Principal industrial, public authority and other large retail customers of the Company include U.S. military installations, such as Fort Bliss U.S. Army Post ("Fort Bliss") in Texas and White Sands Missile Range ("White Sands") and Holloman Air Force Base ("HAFB") in New Mexico, an oil refinery, several medical centers, two large universities and a steel production facility.
The Company’s principal offices are located at the Stanton Tower, 100 North Stanton Street, El Paso, Texas 79901 (telephone: 915-543-5711). The Company was incorporated in Texas in 1901. As of January 31, 2020, the Company employed approximately 1,100 individuals, 37% of whom are covered by a collective bargaining agreement.
On June 1, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Parent and Merger Sub. Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc. ("IIF"). See Part II, Item 8, Financial Statements and Supplementary Data, Note T of Notes to Financial Statements for a discussion of the Merger.
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

Facilities
As of December 31, 2019, the Company’s net generating capability of approximately 2,085 MW consists of the following:

Station	Primary Fuel Type	Company's Share of Net Generating Capability (MW)	Company Ownership Interest	Location
Newman Power Station	Natural Gas	752	100%	El Paso, Texas
Palo Verde	Nuclear	633	15.8%	Wintersburg, Arizona
Rio Grande Power Station	Natural Gas	276	100%	Sunland Park, New Mexico
Montana Power Station	Natural Gas	354	100%	El Paso County, Texas
Copper Power Station	Natural Gas	64	100%	El Paso, Texas
Renewables*	Solar	6	100%	Culberson County and El Paso County, Texas; Doña Ana County and Otero County, New Mexico
Total		2,085
    ________________
* Renewable nameplates are 8 MW with 70% contribution at time of peak.

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

•
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company must fund its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses. In 2017, the utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the ANPP Participation Agreement (the "Palo Verde Participants") approved the 2016 Palo Verde decommissioning study ("2016 Study"), which estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs. At December 31, 2019, the Company's decommissioning trust fund had a balance of $326.0 million. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change.

•
Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the U.S. Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. Pursuant to the terms of the August 18, 2014 settlement agreement, and as amended with the DOE, APS files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year on behalf of itself and those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde based upon the ANPP Participation Agreement dated August 23, 1973. The settlement agreement, as amended, provides APS with a method for submitting claims and receiving recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019. The Company's share of costs recovered in 2019, 2018, and 2017, respectively are presented below (in thousands):

Costs Recovery Period	Amount Refunded	Amount Credited to Customers through Fuel Adjustment Clauses	Period Credited to Customers
July 2017 - June 2018	$1,604	$1,005	June 2019
July 2016 - June 2017	1,413	1,121	March 2018
July 2015 - June 2016	1,779	1,432	March 2017
On October 31, 2019, APS filed a $16.0 million claim for the period July 1, 2018 through June 30, 2019. The Company's share of this claim is approximately $2.5 million. This claim is pending DOE review. The majority of the reimbursement received by the Company is expected to be credited to customers through the applicable fuel adjustment clauses.

•
DOE’s Construction Authorization Application for Yucca Mountain. The DOE had planned to meet its disposal obligations by designing, licensing, constructing and operating a permanent geologic repository in Yucca Mountain, Nevada. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE's authority to withdraw the Yucca Mountain construction authorization application and NRC’s cessation of its review of the Yucca Mountain construction authorization application. The cases have been consolidated into one matter at the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). In August 2013, the D.C. Circuit ordered the NRC to resume its review of the application with available appropriated funds. Following the D.C Circuit's August 2013 order, the NRC issued two volumes of the safety evaluation report developed as part of the Yucca Mountain construction authorization application. Publication of these volumes does not signal whether or when the NRC might authorize construction of the repository. The Company cannot predict when spent fuel shipments to the DOE will commence.

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

The D.C. Circuit found that the NRC’s evaluation of the environmental risks from spent nuclear fuel was deficient, and therefore remanded the Waste Confidence Decision update for further action consistent with the National Environmental Policy Act.
In September 2013, the NRC issued its draft Generic Environmental Impact Statement ("GEIS") to support an updated Waste Confidence Decision. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel. Renamed the Continued Storage Rule, the NRC's decision adopted the findings of the GEIS regarding the environmental impacts of storing spent fuel at any reactor site after the reactor’s licensed period of operations. As a result, those generic impacts do not need to be re-analyzed in the environmental reviews for individual licenses. The final Continued Storage Rule was subject to continuing legal challenges before the NRC and the D.C. Circuit. In June 2016, the D.C. Circuit issued its final decision, rejecting all remaining legal challenges to the Continue Storage Rule. On August 8, 2016, the D.C. Circuit denied a petition for rehearing.
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

•
Liability and Insurance Matters. The Palo Verde Participants have insurance for public liability resulting from nuclear energy hazards, covered by primary liability insurance provided by commercial insurance carriers and an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis up to $65.2 million, with an annual payment limitation of approximately $9.7 million. The Palo Verde Participants also maintain $2.8 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.3 billion. In addition, the Company has secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage at Palo Verde.
Fossil-Fueled Plants
The Company owns the Newman Power Station ("Newman"), which consists of three conventional steam-electric generating units and two combined cycle generating units. The station operates primarily on natural gas but the conventional steam-electric generating units can also operate on fuel oil.
The Company owns the Rio Grande Power Station ("Rio Grande"), which consists of two conventional steam-electric generating units and one aeroderivative unit that operates on natural gas. Rio Grande Unit 6 with net generating capability of 45 MW, was initially placed in inactive reserve status in 2015, and has been activated as needed.
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
Transmission and Distribution Lines and Agreements
The Company owns, or has significant ownership interests in, four 345 kilovolt ("kV") transmission lines in New Mexico and Arizona and three 500 kV lines in Arizona. These lines enable the Company to deliver its energy entitlements from its remote generation at Palo Verde to its service area (pursuant to various transmission and power exchange agreements to which the Company is a party). The Company also owns the transmission and distribution network within its New Mexico and Texas retail service area and operates these facilities under franchise agreements with various municipalities. Pursuant to standards established by the North American Electric Reliability Corporation ("NERC") and the Western Electricity Coordinating Council, the Company operates its transmission system in a way that allows it to maintain system integrity in the event that any one of these transmission lines is out of service.
In addition to the transmission and distribution lines within our service territory, the Company's transmission network and associated substations include the following:

Line	Length (miles)	Voltage (kV)	Company Ownership Interest
Springerville-Macho Springs-Luna-Diablo Line (1)	310	345	100.0%
West Mesa-Arroyo Line (2)	202	345	100.0%
Greenlee-Hidalgo-Luna-Newman Line (3)
Greenlee-Hidalgo	60	345	40.0%
Hidalgo-Luna	50	345	57.2%
Luna-Newman	87	345	100.0%
Eddy County-AMRAD Line (4)	125	345	66.7%
Palo Verde Transmission
Palo Verde-Westwing (5)	45	500	18.7%
Palo Verde-Jojoba-Kyrene (6)	75	500	18.7%
____________________

(1)	Runs from Tucson Electric Power Company's ("TEP") Springerville Generating Plant near Springerville, Arizona, to the Company's Diablo Substation near Sunland Park, New Mexico.

(2)	Runs from Public Service Company of New Mexico's ("PNM") West Mesa Substation near Albuquerque, New Mexico, to the Company's Arroyo Substation near Las Cruces, New Mexico.

(3)	Runs from TEP's Greenlee Substation near Duncan, Arizona, to Newman.

(4)	Runs from the Company's and PNM's high voltage direct current terminal at the Eddy County Substation near Artesia, New Mexico, to the AMRAD Substation near Oro Grande, New Mexico.

(5)	Represents two 45-mile, 500 kV lines running from Palo Verde to the Westwing Substation located northwest of Phoenix near Peoria, Arizona.

(6)	Runs from Palo Verde to the Jojoba Substation near Gila Bend, Arizona, then to the Kyrene Substation near Tempe, Arizona.
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

In March 2017, the Company entered into a Compliance Agreement ("Compliance Agreement") with the Texas Commission on Environmental Quality under the Texas Environmental, Health and Safety Audit Privilege Act to address certain water and waste compliance issues associated with the integrity of the synthetic liner of the evaporation pond at Newman. The Company has completed a capital project to extend the life of the evaporation pond that satisfies its obligation under the Compliance Agreement. There has been no further regulatory action since the completion of the capital project.
Air Emissions. The U.S. Clean Air Act ("CAA"), associated regulations and comparable state and local laws and regulations relating to air emissions impose, among other obligations, limitations on pollutants generated during the operations of the Company's facilities and assets, including sulfur dioxide, particulate matter and nitrogen oxides.
National Ambient Air Quality Standards ("NAAQS"). Under the CAA, the U.S Environmental Protection Agency ("EPA") sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including particulate matter, nitrogen oxide, carbon monoxide, ozone and sulfur dioxide. On October 1, 2015, the EPA released a final rule (the "Final Rule") tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. The EPA published the Final Rule on June 4, 2018, designating El Paso County, Texas, as "attainment/unclassifiable" under the 2015 ozone NAAQS and designating a section of southern Doña Ana County, New Mexico, as "nonattainment." In August 2018, several petitions for review of the Final Rule were filed in the D.C. Circuit. One of these petitions, filed by the City of Sunland Park, New Mexico, specifically challenges the "attainment/unclassifiable" designation of El Paso County, Texas. The Company and other intervenors filed and were granted motions to intervene in the challenges to EPA's 2015 ozone NAAQS designations. The case was heard by the D.C. Circuit in November 2019 and a decision regarding the El Paso designation is expected in 2020.
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
Other Laws and Regulations and Risks. The Company sold its interest in Four Corners Generating Station ("Four Corners") to APS's affiliate on July 6, 2016 at the expiration of the 50-year participation agreement. As of the closing date of the sale, the Company’s environmental liabilities associated with Four Corners were limited to conditions that existed at the time of the sale and further limited to the portion thereof for which the Company would have been financially responsible if Four Corners had fully ceased operation on July 6, 2016. Pursuant to the terms of the asset purchase agreement, neither APS's affiliate nor APS assumed the Company's pre-closing obligations under environmental laws with respect to its interest in Four Corners. The Company may be subject to certain future claims under environmental laws and regulations as a former owner of Four Corners. The extent of such claims, if any, cannot be predicted with certainty.
Climate Change. There has been a wide-ranging policy debate, at the local, state, national and international levels regarding the impact of GHG and possible means for their regulation. Efforts continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the U.S. signed the Paris Agreement, which requires countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In August 2017, the U.S. formally documented to the United Nations its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. However, there is no guarantee that the U.S. will not reenter the Paris Agreement or other similar agreements in the future.
At the state level, several states have already adopted measures requiring GHG emissions to be reduced within state boundaries. For example, the governor of New Mexico signed an executive order in January 2019 that supports the Paris Agreement and includes a goal of reducing statewide GHG emissions by at least 45% by 2030. The executive order also creates a Climate Change Task Force to evaluate and develop regulatory strategies to reach the 45% reduction goal. The Task Force issued an initial recommendation and status update detailing policy and regulatory strategies in November 2019, and anticipates issuing a second report in the fall of 2020. Although the Company cannot currently determine the effect of potential regulatory strategies that may be suggested by the New Mexico Climate Change Task Force, if implemented, they could be material to the Company's business, reputation, financial condition or results of operations.
The federal government has considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing power plants, known as the Clean Power Plan ("CPP"). On August 31, 2018, the EPA published a proposal to replace the CPP called the Affordable Clean Energy ("ACE") rule. The ACE rule was finalized in July 2019. Remaining legal challenges to the CPP were mooted in September 2019, but legal challenges to the ACE rule are ongoing. As adopted, the ACE rule is focused on coal-fired generation and would not impose requirements on our operations. However, at this time the Company cannot determine the impact that the ACE rule and related proposals and legal challenges may have on the Company's financial position, results of operations or cash flows.
In addition to legislation and regulations regarding GHGs, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. If these efforts are successful, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Members of the investment community have recently increased their focus on sustainability practices, including practices related to GHGs and climate change, in the natural gas and other industries. Some of our customers have begun to screen their service providers for compliance with sustainability metrics. Additionally, members of the investment community have begun to screen companies such as ours for sustainability performance before investing. Although a significant portion of the Company's generation assets are nuclear or gas-fired, and as a result, the Company believes that its GHG emissions are low relative to electric power companies who rely more on coal-fired generation, current and future legislation and regulation of GHGs; any future related litigation; or pressure from members of the investment community or customers to further improve our sustainability practices could impose significant costs and/or operating restrictions on the Company, reduce demand for the power the Company generates, and/or require the Company to purchase rights to emit GHG, any of which could be material to the Company's business, reputation, financial condition or results of operations.
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
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice, on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce sulfur dioxide, nitrogen oxides, and particulate matter, and that APS failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for the District of New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At December 31, 2019, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.
Construction Program
Utility construction expenditures reflected in the following table consist primarily of local generation, expanding and updating the transmission and distribution systems, the cost of capital improvements and replacements at Palo Verde and other generating facilities, and other property and equipment. Studies indicate that the Company will need additional power generation resources to meet increasing load requirements on its system and to replace retiring plants. After evaluation of the competitive 2017 All Source Request for Proposals for Electric Power Supply and Load Management Resources ("2017 All Source RFP"), the winning bids include the construction of a 228 MW natural gas combustion turbine generating unit at Newman in El Paso with an anticipated operational date in 2023. The costs of the new generating unit are included in the table below. The winning bids also included purchased power agreements ("PPAs") for 200 MW of utility scale solar resources and 100 MW of battery storage, which are not included in the construction program. The contracts for the PPAs have been negotiated and executed. The selected proposals are subject to obtaining the applicable environmental and construction related permits, and obtaining necessary approvals by the Public Utility Commission of Texas ("PUCT") and the New Mexico Public Regulation Commission ("NMPRC").
The Company’s estimated cash construction costs for 2020 through 2024 are approximately $1.6 billion. Actual costs may vary from the construction program estimates shown. Such estimates are under continuous review and subject to ongoing adjustment and are updated periodically to reflect changed conditions.

By Year (1)(2)(3)(4) (estimates in millions)		By Function (estimates in millions)
2020	$266	Production (1)(2)	$562
2021	309	Transmission	170
2022	327	Distribution (3)	569
2023	332	General (4)	278
2024	345
Total	$1,579	Total	$1,579
__________________________

(1)	Does not include acquisition costs for nuclear fuel. See "Energy Sources – Nuclear Fuel."

(2)	Estimated production costs consist of:

a.	$279 million for new generating capacity, primarily including:

i.	$136 million of construction costs from 2020 through 2024 for a 228 MW combustion turbine generating unit at Newman with an anticipated operational date in 2023 as a result of the 2017 All Source RFP.

ii.
$134 million of initial construction costs from 2020 through 2024 for a 320 MW combined cycle generating unit to be completed in 2027. The plans for the 320 MW unit are subject to change as the construction program is reviewed and updated in conjunction with recent legislative and regulatory activities pertaining to renewable requirements.

b.	$283 million of other generation costs, including $183 million for Palo Verde.

(3)	Estimated distribution costs include:

a.
$111 million of initial project costs for Advanced Metering Infrastructure ("AMI"), including deployment of the back-office systems and meters. Legislative proposals regarding the clarification of the regulatory process to implement AMI or Energy Grid Modernization were passed during the Texas and New Mexico legislative sessions that convened in January 2019, and January 2020, respectively. The Texas legislation has been enacted into law, and the New Mexico legislation is awaiting consideration by the state's Governor. With these statutory clarifications, the Company now has the opportunity to request regulatory approval for the deployment of AMI.

(4)
Estimated general plant costs include upgrades of $153 million for information technology projects, including telecommunications network enhancements, $94 million for the Company's facilities, and $31 million for the Company's fleet.

Energy Sources
General
The following table summarizes the percentage contribution of nuclear fuel, natural gas and purchased power to the total kilowatt-hour ("kWh") energy mix of the Company. Energy generated by Company-owned solar photovoltaic panels accounted for less than 1% of the total kWh energy mix of the Company.

	Years Ended December 31,
	2019	2018	2017
Power Source	(percentage of total kWh energy mix)
Nuclear	44%	44%	49%
Natural gas	44%	44%	36%
Purchased power	12%	12%	15%
Total	100%	100%	100%
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
Pursuant to the ANPP Participation Agreement, the Company owns an undivided interest in nuclear fuel purchased in connection with Palo Verde. The Palo Verde Participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The Palo Verde Participants have contracted for 100% of Palo Verde's requirements for uranium concentrates through 2025 and 30% of its requirements through 2028. The participants have contracted for 100% of Palo Verde's requirements for conversion services through 2025 and 40% of its requirements through 2030. The participants have also contracted for 100% of Palo Verde's requirements for enrichment services through 2021, 90% of its requirements for 2022, and 80% for 2023 through 2026 and all of Palo Verde's requirements for fuel assembly fabrication services through 2027.
Nuclear Fuel Financing. The Company’s financing of nuclear fuel is accomplished through Rio Grande Resources Trust II ("RGRT"), a Texas grantor trust, which is consolidated in the Company’s financial statements. As of December 31, 2019, RGRT has $110 million aggregate principal amount borrowed in the form of senior notes, of which $45 million will mature in August 2020. The Company anticipates repaying the $45 million of senior notes at maturity with borrowings under the Company’s Revolving Credit Facility ("RCF"). The Company guarantees the payment of principal and interest on the RGRT senior notes. The nuclear fuel financing requirements of RGRT are met with a combination of the senior notes and short-term borrowings under the RCF.
Natural Gas
The Company manages its natural gas requirements through a combination of a long-term (greater than a year) supply contract, several medium-term (greater than a month but less than one year) supply contracts and spot or short-term (daily to a month) market purchases. The long-term supply contract provides for firm deliveries of gas at market-based index prices. Medium-term and spot agreements are either fixed priced and/or index priced depending on the market. The Company’s natural gas requirements at Newman, Rio Grande and MPS were met with short-term and medium-term natural gas purchases from various suppliers and this practice is expected to continue in 2020. Interstate gas is delivered under a base firm transportation contract. The Company anticipates it will continue to purchase natural gas at spot market prices on a monthly basis for a portion of the fuel needs for Newman, Rio Grande and MPS. The Company will continue to evaluate the availability of short-term natural gas supplies versus medium and long-term supplies to maintain a reliable and economical supply for its local generating stations.
Natural gas for Newman and Copper was also delivered pursuant to a long-term intrastate natural gas contract for firm transportation to include natural gas reservation and storage for Newman and Copper provided by ONEOK WesTex Transmission, LLC and ONEOK Texas Gas Storage, LLC, respectively, that continue through March 31, 2028. The deliveries of intrastate natural gas to MPS began in the second quarter of 2019. Under this contract, intrastate gas supply is sourced in the same manner as interstate gas through a variety of medium and short-term purchase contracts.
Purchased Power
To supplement its own generation and operating reserve requirements, and to meet its Renewable Portfolio Standard ("RPS") requirements, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company’s resource needs, the economics of the transactions and specific RPS requirements.
The Company has a firm 100 MW Power Purchase and Sale Agreement ("Power Purchase and Sale Agreement") with Freeport-McMoRan Copper and Gold Energy Services LLC ("Freeport"), pursuant to which Freeport delivers energy to the Company from the Luna Energy Facility (a natural gas-fired combined cycle generation facility located in Luna County, New Mexico) and the Company delivers a like amount of energy at Greenlee, Arizona. The Company may purchase up to the contracted MW amount at a specified price at times when energy is not exchanged under the Power Purchase and Sale Agreement. The Power Purchase and Sale Agreement was approved by the Federal Energy Regulatory Commission ("FERC") and will continue through an initial term ending December 31, 2021, with subsequent rollovers until terminated. Upon mutual agreement, the Power Purchase and Sale Agreement allows the parties to increase the amount of energy that is purchased and sold thereunder. The parties have agreed to increase the amount up to 125 MW through December 2021.
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
Furthermore, the Company has a 20-year power purchase agreement with Macho Springs Solar, LLC to purchase the entire generation output delivered from the 50 MW Macho Springs solar photovoltaic project located in Luna County, New Mexico, which began commercial operation in May 2014. Finally, the Company has a 30-year power purchase agreement with Newman Solar LLC to purchase the total output, which is approximately 10 MW, from a solar photovoltaic generation plant on land subleased from the Company in proximity to Newman. This solar project began commercial operation in December 2014.
Other purchases of shorter duration were made during 2019 to supplement the Company's generation resources during planned and unplanned outages, for economic reasons and to supply off-system sales.
The Company concluded and announced its selection of resources from its 2017 All Source RFP on December 26, 2018. In addition to conventional natural gas generation, the Company initiated contract negotiations during 2019 for power purchase agreements from both solar and battery storage resources. On November 18, 2019, the Company filed for regulatory approval with the NMPRC for three power purchase agreements relating to both solar and battery storage resources as a result of the Company's 2017 All Source RFP.

Operating Statistics

	Years Ended December 31,
	2019	2018	2017
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$302,991	$297,597	$287,884
Commercial and industrial, small	195,829	194,341	198,799
Commercial and industrial, large	35,211	34,920	38,403
Sales to public authorities	97,840	95,460	97,890
Total retail non-fuel base revenues	631,871	622,318	622,976
Wholesale:
Sales for resale - full requirement customer	2,842	2,780	2,730
Total non-fuel base revenues	634,713	625,098	625,706
Fuel revenues:
Recovered from customers during the period	121,461	156,493	218,380
Over collection of fuel	(27,170)	(4,736)	(17,133)
Total fuel revenues	94,291	151,757	201,247
Off-system sales	88,343	86,418	58,986
Wheeling revenues	22,621	19,026	18,114
Energy efficiency cost recovery	9,458	8,888	—
Miscellaneous	8,101	8,188	8,229
Total revenues from customers	857,527	899,375	912,282
Other	4,467	4,228	4,515
Total operating revenues	$861,994	$903,603	$916,797
Number of customers (end of year) (1):
Residential	382,946	376,651	370,054
Commercial and industrial, small	43,137	42,141	42,291
Commercial and industrial, large	48	48	48
Other	6,623	6,170	5,500
Total	432,754	425,010	417,893
Average annual kWh use per residential customer	7,888	7,988	7,671
Energy supplied, net, kWh (in thousands):
Generated	10,245,719	9,943,721	8,950,875
Purchased and interchanged	1,333,749	1,355,309	1,540,841
Total	11,579,468	11,299,030	10,491,716
Energy sales, kWh (in thousands):
Retail:
Residential	2,998,517	2,988,695	2,823,260
Commercial and industrial, small	2,406,623	2,431,920	2,410,710
Commercial and industrial, large	1,028,162	1,050,834	1,045,319
Sales to public authorities	1,568,358	1,563,227	1,564,670
Total retail	8,001,660	8,034,676	7,843,959
Wholesale:
Sales for resale - full requirement customer	61,815	58,991	62,887
Off-system sales	2,987,821	2,687,961	2,042,884
Total wholesale	3,049,636	2,746,952	2,105,771
Total energy sales	11,051,296	10,781,628	9,949,730
Losses and Company use	528,172	517,402	541,986
Total	11,579,468	11,299,030	10,491,716
Native system:
Peak load, kW	1,985,000	1,929,000	1,935,000
Net generating capability for peak, kW	2,085,000	2,085,000	2,082,000
Total system:
Peak load, kW (2)	2,062,000	2,006,000	1,982,000
Net generating capability for peak, kW	2,085,000	2,085,000	2,082,000
___________________________

(1)	The number of retail customers presented is based on the number of service locations.

(2)	Includes spot sales and net losses of 77,000 kilowatts ("kW"), 77,000 kW and 47,000 kW for 2019, 2018 and 2017, respectively.

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
Power Sales Contracts
The Company has entered into several short-term (three months or less) off-system sales contracts throughout 2019.
Franchises and Significant Customers
Franchises
The Company operates under franchise agreements with several cities in its service territory, including one with El Paso, Texas, the largest city it serves. The franchise agreement allows the Company to utilize public rights-of-way necessary to serve its customers within El Paso. Pursuant to the El Paso franchise agreement, the Company pays to the City of El Paso, on a quarterly basis, a fee equal to 5.00% of gross revenues the Company receives for the generation, transmission and distribution of electrical energy and other services within the city. The 2005 El Paso franchise agreement set the franchise fee at 3.25% of gross revenues, but that amount has since been adjusted by two amendments. The 2010 amendment added an incremental fee equal to 0.75% of gross revenues to be placed in a restricted fund to be used by the city solely for economic development and renewable energy purposes. The 2018 amendment, approved on March 20, 2018, and applicable to bills issued on or after October 1, 2018, increased the dedicated incremental fee by 1.00% of gross revenues and extended the term of the franchise agreement by 30 years. Any assignment of the franchise agreement, including a deemed assignment as a result of a change in control of the Company, requires the consent of the City of El Paso. Accordingly, the Company on September 20, 2019, sought approval from the City of El Paso for a deemed assignment of the franchise agreement as a result of the pending Merger, which approval was granted on February 4, 2020. The El Paso franchise agreement is set to expire on July 31, 2060.
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
Military Installations
The Company serves HAFB, White Sands and Fort Bliss. These military installations represent approximately 2.8% of the Company's annual retail revenues in 2019. In July 2014, the Company signed an agreement with Fort Bliss under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company serves White Sands under the applicable New Mexico tariffs. In August 2016, the Company signed a contract with HAFB under which the Company provides retail electric service and limited wheeling services to HAFB under the applicable New Mexico tariffs. As stated in the contract, HAFB purchases the full output of a Company-owned 5-MW solar facility upon its completed construction, which occurred on October 18, 2018. HAFB's other power requirements are provided under the applicable New Mexico tariffs with limited wheeling services under the contract.
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
Like other companies in our industry, our financial results are primarily impacted by weather, the economy of our service territory, market prices for power, fuel prices, and the decisions of regulatory agencies. Our common stock price and creditworthiness may be affected by local, regional and national macroeconomic trends, general market conditions and the expectations of the investment community, all of which are largely beyond our control. In addition, the following statements highlight risk factors that may affect our financial condition and results of operations. These are not intended to be an exhaustive discussion of all such risks, and the statements below must be read together with factors discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.
Risk Factors Relating to Our Operations
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
Our profitability depends on our ability to recover the costs, including a reasonable return on invested capital, of providing electric service to our customers through base rates approved by our regulators. These rates are generally established based on an analysis of the expenses we incur in a historical test year, and as a result, the rates ultimately approved by our regulators may or may not match our expenses at any given time and recovery of expenses may lag behind the occurrence of those expenses. Rates in New Mexico may be established using projected costs and investment for a future test year period in certain instances. While rate regulation is based on the assumption that we will have a reasonable opportunity to recover our costs and earn a reasonable rate of return on our invested capital, there can be no assurance that our future Texas rate cases, New Mexico rate cases or FERC rate cases will result in rates that will allow us to fully recover our costs including a reasonable return on invested capital, or that our regulators will make similar or consistent determinations with respect to our rates, operations or other matters before our regulators. There can be no assurance that regulators will determine that all of our costs are reasonable and have been prudently incurred, including costs associated with future plant retirements. It is also likely that third parties will intervene in any rate cases and challenge whether our costs are reasonable and necessary. If all of our costs are not recovered, or timely recovered, through the retail rates ultimately approved by our regulators, our profitability and cash flow could be adversely affected which, over time, could adversely affect our ability to meet our financial obligations.
We May Not Be Able To Recover All Costs of New Generation and Transmission Assets
We received approval, both from the PUCT and the NMPRC, to construct Units 3 and 4, two 89-MW simple-cycle aeroderivative combustion turbines at MPS. In 2016, we completed construction of these units, which began commercial operation in May 2016 and September 2016, respectively. The PUCT approved the inclusion of the Texas jurisdictional portion of MPS Units 3 and 4 in base rates in the 2017 PUCT Final Order. However, the New Mexico jurisdiction portion of MPS Units 3 and 4 have not yet been approved by the NMPRC for inclusion in customer base rates. Accordingly, we are exposed to the risk of failing to recover these costs as well as costs associated with the construction of other new units and transmission and distribution assets.
We announced the results of the 2017 All Source RFP on December 26, 2018, that include a diverse generation mix. The selected proposals are subject to the execution of contracts following negotiations with the winning bidders, obtaining the applicable environmental and construction related permits and obtaining necessary approvals by the PUCT and the NMPRC. In relation to the 2017 All Source RFP, the Company filed for regulatory approval with the NMPRC for three Long-Term Purchased Power Agreements relating to (i) a 100-MW solar plant to be constructed in Santa Teresa, New Mexico; (ii) a 100-MW solar plant combined with 50-MW of battery energy storage to be constructed in Otero County, New Mexico; and (iii) a 50-MW battery energy storage facility to be constructed in Canutillo, Texas. Additionally, the Company has filed a certificate of convenience and necessity with both the PUCT and the NMPRC to own and operate a new approximately 228-MW natural gas-fired unit to be constructed at the Company’s existing Newman Power Station. The Company cannot predict the outcome of these filings at this time.
In addition, for all resource additions, if the contracts, permits, approvals or the construction of the new unit is not completed on time, we may be required to purchase power or operate less efficient generating units to meet customer requirements. Any replacement purchased power or fuel costs will be subject to regulatory review by the PUCT and the NMPRC. We face financial risks to the extent that recovery is not allowed for any replacement fuel costs resulting from delays in the completion of these new units or other new units.
Weakness in the Economy and Uncertainty in the Financial Markets Could Reduce Our Sales, Hinder Our Capital Programs and Increase Our Funding Obligations for Pensions and Decommissioning

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations, funding obligations and capital programs. For example, tight credit and capital markets could make it difficult and more expensive to raise capital to fund our operations and capital programs. If we are unable to access the credit markets, we could be required to defer or eliminate important capital projects in the future. In addition, declines in stock market performance may reduce the value of our financial assets and decommissioning trust investments and negatively impact our results of operations. Similarly, inflationary increases will increase our future decommission obligations. Such market results may also increase our funding obligations for our pension plans, other post-retirement benefit plans and the NDT. Changes in the corporate interest rates that we use as the discount rate to determine our pension and other post-retirement liabilities may have an impact on our funding obligations for such plans and trusts.

Further, an economic downturn may result in reduced customer demand, both in the retail and wholesale markets, and increases in customer delinquencies and write-offs. Uncertainty in the credit markets may negatively impact the ability of our customers to finance purchases of our services and could adversely affect the collectability of our receivables. The credit markets and overall economy (including inflationary increases) may also adversely impact our ability to arrange future financings on acceptable terms and therefore our ability to refinance our existing indebtedness could be limited. Furthermore, the credit markets and overall economy may also adversely impact the financial health of our suppliers. If that were to occur, our access to and prices for inventory, supplies and capital equipment could be adversely affected. Our power trading counterparties could also be adversely impacted by the market and economic conditions, which could result in reduced wholesale power sales or increased counterparty credit risk.

Similarly, actions or inaction of Congress and of governmental agencies can impact our operations. Partial government shutdowns, such as occurred in 2013, the end of 2018 and the beginning of 2019, can impact both sales and timely receivables from public authorities, commercial, industrial and residential customers. The occurrence of any of these events could have a material adverse effect on our results of operations, financial condition and cash flows.
There are Inherent Risks in the Ownership of Nuclear Facilities
Our 15.8% ownership interest in Palo Verde, which is the largest nuclear electric generating facility in the U.S., subjects us to a number of risks. A significant percentage of our generating capacity, off-system sales margins, assets and operating expenses is attributable to Palo Verde. Our interest in each of the three Palo Verde units totals approximately 633 MW of generating capacity. Palo Verde represents approximately 30% of our available net generating capacity and provided approximately 44% of our energy requirements for the twelve months ended December 31, 2019. Palo Verde comprises approximately 23% of our total net plant-in-service and Palo Verde expenses comprise a significant portion of O&M expenses for the twelve months ended December 31, 2019. APS is the operating agent for Palo Verde, and we have limited ability under the ANPP Participation Agreement to influence operations and costs at Palo Verde. Palo Verde operated at a capacity factor of 92.5% and 90.2% in the twelve months ended December 31, 2019 and 2018, respectively.
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
As Palo Verde is a nuclear electric generating facility, it is subject to environmental, health and financial risks, such as the ability to obtain adequate supplies of nuclear fuel and water; the ability to dispose of spent nuclear fuel; increases in decommissioning costs due to inflation and regulatory changes; the ability to maintain adequate trust fund reserves for decommissioning; potential liabilities arising out of the operation of these facilities; the costs of securing the facilities against possible terrorist attacks; cyber-attacks, or other causes and unscheduled outages due to equipment and other problems. If a nuclear incident were to occur at Palo Verde, it could materially and adversely affect our results of operations and financial condition. A major incident at a nuclear facility anywhere in the world could cause regulatory bodies to limit or prohibit the operation or licensing of any domestic nuclear unit and to promulgate new regulations that could require significant capital expenditures and/or increase operating costs.

The NRC has broad authority under federal law to impose safety-related, security-related and other licensing requirements for the operation of nuclear generating facilities.  Events at nuclear facilities of other operators or impacting the industry generally may lead the NRC to impose additional requirements and regulations on all nuclear generating facilities, including Palo Verde.  In the event of noncompliance with its requirements, the NRC has the authority to impose a progressively increased inspection regime that could ultimately result in the shut-down of a unit or civil penalties, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved.  The increased costs resulting from penalties, a heightened level of scrutiny and implementation of plans to achieve compliance with NRC requirements may adversely affect our financial condition, results of operations and cash flows.
We May Not Be Able to Recover All of Our Fuel Expenses from Customers On a Timely Basis Or at All
In general, by law, we are entitled to recover our reasonable and necessary fuel and purchased power expenses from our customers in Texas and New Mexico. NMPRC Case No. 18-00006-UT provides for capacity and energy delivered to New Mexico customers from the deregulated Palo Verde Unit 3 to be recovered based on an approved fuel and purchased power cost. Fuel and purchased power expenses in Texas and New Mexico are subject to reconciliation by the PUCT and NMPRC. Prior to the completion of a reconciliation, we record fuel and purchased power costs such that fuel revenues equal recoverable fuel and purchased power expense including the re-priced energy costs for Palo Verde Unit 3 in New Mexico. In the event that recovery of fuel and purchased power expenses is denied in any reconciliation proceeding, the amounts recorded for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, and we would incur a loss to the extent of the disallowance.
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
Security Breaches, Criminal Activity, Terrorist Attacks and Other Disruptions to Our Infrastructure Could Interfere With Our Operations, Could Expose Us or Our Customers or Employees to a Risk of Loss, and Could Expose Us to Liability, Regulatory Penalties, Reputational Damage and Other Harm to Our Business
We rely upon our infrastructure to manage or support a variety of business processes and activities, including the generation, transmission and distribution of electricity, supply chain functions, and the invoicing and collection of payments from our customers. We also use information technology systems for internal accounting purposes and to comply with financial reporting, legal and tax requirements. Our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers, breaches due to employee error or malfeasance, system failures, computer viruses, natural disasters, a physical attack on our facilities, or other catastrophic events. The occurrence of any of these events to us or our key suppliers or service providers could impact the reliability of our generation, transmission and distribution systems and energy marketing and trading functions; could expose us or our customers or employees to a risk of loss or misuse of confidential information; and could result in legal claims or proceedings, liability or regulatory penalties against us, damage our reputation or otherwise harm our business. In addition, we may be required to incur significant costs to prevent or respond to damage caused by these disruptions or security breaches in the future. Further, certain of the various internal systems we use to conduct our businesses are highly integrated. Consequently, a cyber-attack or unauthorized access in any one of these systems could potentially impact the other systems.
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

We are subject to laws and rules issued by multiple government agencies concerning safeguarding and maintaining the confidentiality of our security, customer and business information. One of these agencies, the NERC, has issued comprehensive regulations and standards surrounding the security of bulk power systems, and is continually in the process of developing updated and additional requirements with which the utility industry must comply. The NRC also has issued regulations and standards related to the protection of critical digital assets at commercial nuclear power plants. The increasing promulgation of NERC and NRC rules and standards will increase our compliance costs and our exposure to the potential risk of violations of the standards. Experiencing a cybersecurity incident could cause us to be non-compliant with applicable laws and regulations, such as those promulgated by NERC and the NRC, or contracts that require us to securely maintain confidential data, causing us to incur costs related to legal claims or proceedings and regulatory fines or penalties.
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
Weather Conditions Affect the Demand for Electricity or Could Result in Unplanned Outages
Our service territory is in west Texas and southern New Mexico and is particularly susceptible to dry and hot temperatures in the summer months. These seasonal weather patterns result in temperatures that can lead to daytime highs exceeding 100 degrees Fahrenheit for extended periods during the summer when we typically experience peak kWh sales at higher summer rates. Milder temperatures during this period will occur occasionally and result in less kWh sales, which will adversely affect our results of operations. From time to time, we experience extreme weather conditions, including high winds (usually in the spring months but can occur during other months), that may result in unplanned outages. Under such conditions, we may incur additional costs to repair and, if necessary, to replace equipment. Depending upon the length and extent of the damage, we may also incur additional purchased power costs. Fallen power lines and poles can cause severe damage to customer property and subject us to claims, all of which could have a material adverse effect on our results of operations and cash flows.
Equipment Failures and Other External Factors Can Adversely Affect Our Results
The generation and transmission of electricity require the use of expensive and complex equipment. While we have a maintenance program in place, generating plants are subject to unplanned outages because of equipment failure and severe weather conditions. The advanced age of several of our gas-fired generating units in or near El Paso increases the vulnerability of these units. In the event of unplanned outages, we must acquire power from other sources at unpredictable costs in order to supply our customers and comply with our contractual agreements. This additional purchased power cost would be subject to review and approval of the PUCT and the NMPRC in reconciliation proceedings. As noted above, in the event that recovery for fuel and purchased power expenses could differ from the amounts we are allowed to collect from our customers, we would incur a loss to the extent of the disallowance. Unplanned outages could also prevent us from selling excess power at wholesale. In addition, actions of other utilities may adversely affect our ability to use transmission lines to deliver or import power, thus subjecting us to unexpected expenses or to the cost and uncertainty of public policy initiatives. We may also incur additional capital and operating costs in connection with the physical security and cyber security of transmission lines and generation facilities. Damage to certain transmission and generation facilities due to vandalism or other deliberate acts, or damage due to severe weather could lead to outages or other adverse effects. We are particularly vulnerable to this because a significant portion of our available energy (at Palo Verde) is located hundreds of miles from El Paso and Las Cruces and must be delivered to our customers over long distance transmission lines. In addition, Palo Verde’s availability is an important factor in realizing off-system sales margins. These factors, as well as interest rates, economic conditions, fuel prices and price volatility, could have a material adverse effect on our earnings, cash flow and financial position. While we believe that we maintain adequate insurance coverage for such incidents, there is no assurance that all costs in excess of deductible amounts will be reimbursed or that we can maintain such coverage limits in the future at competitive market rates. In the event future insurance costs and/or deductible amounts increase, our financial condition, operating results and cash flows could be materially adversely affected.
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
We are subject to extensive federal, state and local environmental laws and regulations relating to discharges into the air, air quality, discharges of effluents into water, water quality, the use of water, the handling, disposal and clean-up of hazardous and non-hazardous substances and wastes, natural resources and health and safety.  Compliance with these legal requirements, which change frequently and often become more restrictive, could require us to commit significant capital and operating resources toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and purchases of air emission allowances and possible offsets. These laws and regulations could also result in limitations in operating hours and changes in construction schedules for future generating units.
Cost of compliance with environmental laws and regulations or fines or penalties resulting from non-compliance, if not recovered in our rates, could adversely affect our operations and financial results, especially if emission or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increase. We cannot estimate our compliance costs or any possible fines or penalties with certainty, or the degree to which such costs might be recovered in our rates, due to our inability to predict the requirements and timing of implementation of environmental laws or regulations. For example, the EPA has issued in the recent past various proposed regulations regarding air emissions, such as the revision of the primary and secondary ground-level ozone NAAQS. If these regulations become finalized and survive legal challenges, the cost to us to comply could adversely affect our operations and our financial results.
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
In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing power plants, known as the CPP. Legal challenges to the CPP are ongoing. On August 31, 2018, the EPA published a proposal to replace the CPP called the ACE rule. The ACE rule was finalized in July 2019. Remaining legal challenges to the CPP were mooted in September 2019. Legal challenges to the ACE rule are ongoing. As adopted, the ACE rule is focused on coal-fired generation, and would not impose requirements on our operations. However, at this time the Company cannot determine the impact that the ACE rule, and related proposals and legal challenges may have on its financial position, results of operations or cash flows.
It is not possible to predict how any pending, proposed or future GHG legislation by Congress, the states or multi-state regions or any GHG regulations adopted by the EPA or state environmental agencies will impact our business. Additionally, we are unable to predict how initiatives by members of the investment community or customers could affect our business. However, any legislation or regulation of GHG emissions, any future related litigation, or initiatives to further improve sustainability practices by investors or customers could result in increased compliance costs or additional operating restrictions or increased or reduced demand for our services, could require us to purchase rights to emit GHG and could have a material adverse effect on our business, financial condition, reputation or results of operations.
Adverse Regulatory Decisions or Changes in Applicable Regulations or Laws Could Have a Material Adverse Effect on Our Business or Result in Significant Additional Costs
Our business is subject to extensive federal, state and local laws and regulations regarding safety and performance, siting and construction of facilities, customer service and the rates we can charge our customers, among other things. FERC regulates our wholesale operations, provision of transmission services and compliance with federally mandated reliability standards. FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. Under the Energy Policy Act of 2005, FERC can impose penalties (up to $1,291,894 per violation, per day) for failure to comply with statutes, rules and orders within FERC's jurisdiction, including mandatory electric reliability standards. Additional regulatory authorities have jurisdiction over some of our operations and construction projects, including the EPA, the DOE, the PUCT, the NMPRC and various local municipalities (including the cities of El Paso and Las Cruces).
We must periodically apply for licenses and permits from these various authorities and abide by their respective orders. Should we be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on us, our business could be adversely affected. Existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities in a manner that may have a detrimental effect on our business or result in significant additional costs because of our obligation to comply with those requirements.
In addition, our service territory borders with Mexico and, as such, businesses in our service territory rely heavily on commerce with businesses in Mexico. Changes in regulations or enforcement restricting such commerce activities could reduce our customer growth rate and materially adversely affect our results of operations, financial condition and cash flows.
The New Mexico Renewable Energy Act (the "REA") requires electric utilities to meet an RPS of twenty percent of its total retail sales to New Mexico customers by 2020.  Effective June 14, 2019, the New Mexico Energy Transition Act amended the REA (the "Amended REA") to, among other amendments: (i) increase the RPS to forty percent by 2025, fifty percent by 2030 and eighty percent by 2040; (ii) impose a zero-carbon standard by 2045; (iii) eliminate the reduction to the RPS requirement for sales to qualifying large non-governmental customers whose costs are capped under the REA; (iv) set a statutory reasonable cost threshold and (v) provide cost recovery for certain undepreciated investments and decommissioning costs, such as coal-fired generation, associated with generation required by the NMPRC to be discontinued and replaced with lower or zero-carbon generation. In administering the eighty percent RPS and zero-carbon standards, the Amended REA requires the NMPRC to consider certain factors, including safety, reliability and rate impact to customers. On October 10, 2019, the NMPRC initiated a rulemaking proceeding to implement the Amended REA in Case No. 19-00296-UT. The Company is currently evaluating the impact that the Amended REA may have on its operations. Further, the Company has not determined the costs associated with complying with the Amended REA including potential fines that could be associated with non-compliance.
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
Additionally, the electric utility industry is undergoing other technological advances such as the expanded cost-effective utilization of energy efficiency measures, energy storage and distributed generation, including solar rooftop projects. Customers’ increased use of energy efficiency measures, energy storage and distributed generation could result in lower demand. Reduced demand due to energy efficiency measures, energy storage and the use of distributed generation, to the extent not substantially offset through ratemaking mechanisms, could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our Line of Business Is Concentrated Solely to the Electric Industry and to One Region
We are a fully vertically integrated electric utility company whose only business is the generation, transmission and distribution of electricity to customers in an area of approximately 10,000 square miles in west Texas and southern New Mexico. Approximately 86% of revenues are directly related to the retail sales of electric power to approximately 432,800 residential, commercial and public authority customers. As such, risks uniquely associated with the utility industry such as changes in utility legislation and regulations, weather patterns in the region and economic conditions will have a greater effect on our overall operating results than otherwise if our operations were more diversified into other lines of business and in a broader geographical area.
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
A substantial number of our employees are covered by a collective bargaining agreement that was renewed for four years in October 2019. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our business, results of operations and cash flows.

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
We Are Subject to Costs and Other Effects of Legal and Regulatory Proceedings, Disputes and Claims
From time to time in the normal course of business, we are subject to various lawsuits, audits, regulatory proceedings, disputes and claims that could result in adverse judgments or settlements, fines, penalties, injunctions or other adverse consequences. These matters are subject to a number of uncertainties, and management is often unable to predict the outcome of such matters; resulting liabilities could exceed amounts currently reserved or insured against with respect to such matter. The legal costs and final resolution of matters in which we are involved could have a reputational impact and a short- or long-term negative effect on our results of operations, financial condition and cash flows. Similarly, the terms of resolution could require us to change our operational practices and procedures, which could also have a material adverse effect on our results of operations, financial condition and cash flows.

Risk Factors Related to Our Financings
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
Changes in the Method of Determining the London Interbank Offered Rate ("LIBOR"), or the Replacement of the London Interbank Offered Rate with an Alternative Reference Rate, May Adversely Affect Interest Expense Related to Outstanding Debt
Amounts drawn under our current debt agreements, including the RCF, may bear interest at rates based on the LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The RCF provides for a mechanism to amend the RCF to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of the LIBOR interest rate. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.

Risk Factors Relating to the Merger
The Company Cannot Provide Any Assurance That the Merger Will Be Completed. Failure to Complete the Merger Could Negatively Affect the Trading Price of the Company’s Common Stock and its Future Business and Financial Results
Consummation of the Merger is subject to various conditions, including: (i) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (ii) absence of any law or order prohibiting the consummation of the Merger and (iii) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party’s representations and warranties, (b) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.
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

•	performance shortfalls and missed opportunities as a result of the diversion of the Company’s management’s attention by the Merger; and

•	potential payments by the Company to Parent for damages or, if the Merger Agreement is terminated under certain circumstances, a termination fee of $85 million.
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
Pending Litigation Against Us May Adversely Affect the Company’s Business, Financial Condition or Results of Operations Following the Merger
Following the announcement of the Merger Agreement, three purported Company shareholders filed lawsuits under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company’s preliminary proxy statement in connection with the Merger. All three actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the preliminary proxy statement. The lawsuits name as defendants the Company and each of our directors, individually, and seek to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Company believes that these complaints are without merit, and while the Company believes that the disclosures set forth in the proxy statement complied fully with applicable law, to moot plaintiffs’ disclosure claims, to avoid nuisance, potential expense and delay, and to provide additional information to the Company’s shareholders, the Company voluntarily supplemented the proxy statement with additional disclosure in a Current Report on Form 8-K filed by the Company with the SEC on September 9, 2019.

The outcome of litigation is inherently uncertain. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger closes may adversely affect the combined company’s business, financial condition or results of operation. See Part II, Item 8, Financial Statements and Supplementary Data, Note N of Notes to Financial Statements for further discussion.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The principal properties of the Company are described in Item 1, "Business," and such descriptions are incorporated herein by reference. Transmission and distribution lines are located either on Company-owned land, private rights-of-way, easements or on streets or highways by public consent.
The Company owns an executive and administrative office building and various operations centers in El Paso County, Texas, and Doña Ana County, New Mexico. The Company also owns office space in a building in Santa Fe, New Mexico. The Company leases land in El Paso, Texas, adjacent to Newman under a lease that expires in June 2033, subject to a renewal option of 25 years. The Company has several other leases for office and parking facilities that expire within the next five years, including our office in Austin, Texas.

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
See Part I, Item 1, "Business – Environmental Matters" and Part II, Item 8, "Financial Statements and Supplementary Data, Note D, Note N and Note M of Notes to Financial Statements" for further discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock trades on the New York Stock Exchange ("NYSE") under the symbol "EE."

Performance Graph
The following graph compares the performance of the Company’s common stock to the performance of Edison Electric Institute’s ("EEI") index of investor-owned electric utilities and the NYSE Composite, setting the value of each at December 31, 2014 to a base of 100. The table sets forth the relative yearly percentage change in the Company’s cumulative total shareholder return, assuming reinvestment of dividends, as compared to EEI and the NYSE Composite, as reflected in the graph.

	As of December 31,
	2014	2015	2016	2017	2018	2019
EE	100	99	123	150	140	194
EEI Index	100	96	113	126	131	164
NYSE Composite	100	94	102	118	105	128

As of January 31, 2020, there were 2,099 holders of record of the Company’s common stock. The Company has been paying quarterly cash dividends on its common stock since June 30, 2011, and paid a total of $61.7 million in cash dividends during the twelve months ended December 31, 2019. Typically, the Board of Directors of the Company (the "Board of Directors") reviews the Company’s dividend policy annually in the second quarter of each year. Declaration and payment of dividends is subject to compliance with certain financial tests under Texas law. Under the Merger Agreement, the Company may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020 and $0.41 per share for quarterly dividends declared on or after June 1, 2020. The table below provides the amount of the fourth quarter issuer purchases of equity securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	—	$—	—	393,816
November 1 to November 30, 2019	—	—	—	393,816
December 1 to December 31, 2019	9,787	67.82	—	393,816
_____________________
(a) Represents shares of common stock delivered to the Company as payment of withholding taxes due upon the vesting of restricted stock held by our employees.
On January 30, 2019, the Company submitted an application with both the NMPRC and the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The Company received final approvals for such issuances from the NMPRC and the FERC on March 27, 2019 and April 18, 2019 respectively. Under the Merger Agreement, the Company cannot issue shares of common stock, subject to certain limited exceptions, without the prior written consent of Parent. In order to align the number of shares of common stock held as treasury stock by the Company with various regulatory applications, filings and orders, on May 23, 2019, the Board of Directors approved the cancellation of 1.4 million shares of common stock held as treasury shares by the Company effective May 31, 2019.
For Equity Compensation Plan Information see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Item 6.	Selected Financial Data
As of and for the following periods (in thousands except for share and per share data):

	Years Ended December 31,
	2019	2018 (a)	2017	2016	2015
Operating revenue	$861,994	$903,603	$916,797	$886,936	$849,869
Operating income (b)	$178,093	$172,229	$190,059	$187,911	$146,191
Net income	$123,037	$84,315	$98,261	$96,768	$81,918
Basic earnings per share:
Net income	$3.02	$2.07	$2.42	$2.39	$2.03
Weighted average number of shares outstanding	40,605,597	40,521,364	40,414,556	40,350,688	40,274,986
Diluted earnings per share:
Net income	$3.01	$2.07	$2.42	$2.39	$2.03
Weighted average number of shares and dilutive
potential shares outstanding	40,681,221	40,642,640	40,535,191	40,408,033	40,308,562
Dividends declared per share of common stock	$1.515	$1.415	$1.315	$1.225	$1.165
Cash additions to utility property, plant and equipment (c)	$222,203	$240,021	$199,896	$229,722	$281,458
Total assets	$3,813,200	$3,628,502	$3,484,363	$3,376,278	$3,200,607
Long-term debt, net of current portion	$1,340,981	$1,285,980	$1,195,988	$1,195,513	$1,122,660
Common stock equity	$1,216,547	$1,164,103	$1,142,165	$1,074,396	$1,016,538
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

(c)
The Company implemented ASU 2016-15, Statement of Cash Flows (Topic 230), in the first quarter of 2018, and as required by the standard, reclassified certain amounts in the financial statements for 2017 and 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As you read this Management’s Discussion and Analysis of Financial Condition and Results of Operations, please refer to our Financial Statements and the accompanying notes, which contain our operating results.
Significant Events
Merger with Parent

On June 1, 2019, the Company entered into the Merger Agreement, by and among the Company, Parent and Merger Sub. Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of IIF. See Part II, Item 8, Financial Statements and Supplementary Data, Note T of Notes to Financial Statements for a discussion of the Merger.
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
Regulatory Accounting
We apply accounting standards that recognize the economic effects of rate regulation in our Texas, New Mexico and FERC jurisdictions. As a result, we record certain costs or obligations as either assets or liabilities on our balance sheet and amortize them in subsequent periods as they are reflected in regulated rates. The deferral of costs as regulatory assets is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific regulatory orders, regulatory precedent and the current regulatory environment. As of December 31, 2019, we had recorded regulatory assets currently subject to recovery in future rates of approximately $80.7 million and regulatory liabilities of approximately $318.4 million as discussed in greater detail in Part II, Item 8, Financial Statements and Supplementary Data, Notes E and L of Notes to Financial Statements. Regulatory tax assets of approximately $20.1 million related to the regulatory treatment of the equity portion of Allowance for Funds Used During Construction ("AFUDC") and approximately $17.7 million related to excess deferred state income taxes are included in regulatory assets. Regulatory tax liabilities of approximately $298.7 million, primarily related to the reduction of the corporate tax rate from 35% to 21%, are included in regulatory liabilities and will be refunded to customers.
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
On September 27, 2019, the Company filed an application with the PUCT, designated as PUCT Docket No. 50058, to reconcile $363.0 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2016 through March

31, 2019. As of December 31, 2019, Texas jurisdictional fuel and purchased power costs subject to a future prudence review are costs from April 1, 2019 through December 31, 2019 that total approximately $51.5 million. The NMPRC issued a final order in Case No. 18-00006-UT, which authorized the Company to continue use of its FPPCAC without change and approved the Company's reconciliation of its fuel and purchased power costs for the period January 1, 2015, through December 31, 2016. New Mexico jurisdictional fuel and purchased power costs subject to a future prudence review are fuel and purchased power costs from January 1, 2017, through December 31, 2019, that total approximately $112.4 million.
The Company recovers fuel and purchased power costs from the Rio Grande Electric Cooperative ("RGEC") pursuant to an ongoing contract with a two-year notice to terminate provision. The contract includes a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC and is updated on an annual basis. This update is reviewed and approved by the RGEC annually in February following the prior calendar year. As of December 31, 2019, the RGEC fuel costs subject to prudence review were approximately $0.8 million.
Decommissioning Costs and Estimated Asset Retirement Obligations
Pursuant to the ANPP Participation Agreement, the rules and regulations of the NRC and federal law, we must fund our share of the estimated costs to decommission Palo Verde Units 1, 2, 3 and associated common areas. The determination of the estimated liability is based on site-specific estimates, which are updated every three years and involve numerous judgments and assumptions, including estimates of future decommissioning costs at current price levels, escalation rates and discount rates. The Palo Verde ARO is approximately $107.7 million and represents approximately 98% of our total ARO balance of $110.1 million as of December 31, 2019. A 10% increase in the estimates of future Palo Verde decommissioning costs at current price levels would have increased the ARO liability by approximately $11.9 million at December 31, 2019. See Part II, Item 8, Financial Statements and Supplementary Data, Note F of Notes to Financial Statements for further discussion.
We are required to fund estimated nuclear decommissioning costs over the life of the generating facilities through the use of external trust funds pursuant to rules of the NRC, PUCT and the ANPP Participation Agreement. Historically, in Texas and New Mexico, we have been permitted to collect the funding requirements for our NDT as part of our rates, except for a portion of Palo Verde Unit 3 and a portion of Common Facilities, which are not in rate base in the New Mexico jurisdiction. While we periodically attempt to seek to recover the costs of decommissioning obligations through our rates, we are not able to conclude, given the currently available evidence, that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. We are ultimately responsible for these costs, and our future actions combined with future decisions from regulators will determine how successful we are in this effort.
The funding amounts are based on assumptions about future investment returns and future decommissioning cost escalations. If the rates of return earned by the trusts fail to meet expectations or if estimated costs to decommission the nuclear plant increase beyond our expectations, we would be required to increase our funding to the NDT.
The NDT consists of marketable equity securities carried at fair value of approximately $324.3 million at December 31, 2019. A hypothetical 10% decrease in equity prices would have reduced the fair values of these funds by $32.4 million at December 31, 2019. Declines in market prices could require that additional amounts be contributed to our NDT to maintain minimum funding requirements.
We do not anticipate expending monies held in the NDT before 2044 or a later period when decommissioning of Palo Verde begins.
Future Pension and Other Post-retirement Obligations
We maintain a qualified noncontributory defined benefit pension plan, which covers substantially all of our employees, and two non-funded nonqualified supplement plans that provide benefits in excess of amounts permitted under the provisions of the tax law for certain participants in the qualified plan. We also sponsor a plan that provides other post-retirement benefits, such as health and life insurance benefits to retired employees. Our net obligations under these various benefit plans at December 31, 2019 totaled $121.9 million and are recorded as liabilities on our balance sheet. The net periodic benefit costs for these plans totaled $0.3 million for the twelve months ended December 31, 2019.
Our pension and other post-retirement benefit liabilities and the related net periodic benefit costs are calculated on the basis of a number of actuarial assumptions regarding discount rates, expected return on plan assets, rate of compensation increase, life expectancy of retirees and health care cost inflation. For 2019, the discount rates used to measure our year end liabilities are based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. As of December 31, 2019, the corresponding weighted-average discount rates range from 2.87% to 3.41% depending upon the benefit plan.

Our overall expected long-term rate of return on assets for the pension trust fund is 7.5% as of January 1, 2020, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. Our overall expected long-term rate of return on assets for the other post-retirement benefits trust, on an after-tax basis, is 6.00% as of January 1, 2020. The expected returns on investments in the pension trust and the other post-retirement benefits trust are based upon the target asset allocations for the two trusts.
Our accrued post-retirement benefit liability and the service and interest components of the related net periodic benefit costs are calculated using an actuarial assumption regarding health care cost inflation. For measurement purposes, a 5.75%, 6.75%, 4.5% and 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020 for pre-65 medical, pre-65 drug, post-65 medical and post-65 drug, respectively. The health care cost trend rates are assumed to decline steadily to an ultimate rate of 4.5% by 2025 for pre-65 medical and by 2026 for pre-65 and post-65 drug. Post-65 medical trend is assumed to be 4.5% for all years into the future. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.
The estimated rate of compensation increase used in our retirement plans is 4.5% and is based on recent trends for all non-union employees and the amounts we are contractually obligated for union employees.
The following table reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2019 reported pension liability and our 2019 reported pension expense (in thousands):

	Increase (Decrease)
Actuarial Assumption	Impact on Pension Liability	Impact on Pension Expense
Discount rate:
Increase 1%	$(52,113)	$(3,502)
Decrease 1%	64,869	4,483
Expected long-term rate of return on plan assets:
Increase 1%	N/A	(2,762)
Decrease 1%	N/A	2,762
Compensation rate:
Increase 1%	10,105	1,632
Decrease 1%	(9,051)	(1,268)
The following chart reflects the sensitivities that a change in certain actuarial assumptions would have had on the December 31, 2019 other post-retirement benefit obligation and our 2019 reported other post-retirement benefit expense (in thousands):

	Increase (Decrease)
Actuarial Assumption	Impact on Other Post-retirement Benefit Obligation	Impact on Other Post-retirement Benefit Expense	Impact on Other Post-retirement Service and Interest Cost
Discount rate:
Increase 1%	$(9,231)	$(997)	$(321)
Decrease 1%	11,970	1,288	420
Healthcare cost trend rate:
Increase 1%	10,641	1,758	1,027
Decrease 1%	(8,325)	(1,358)	(778)
Expected long-term rate of return on plan assets:
Increase 1%	N/A	(354)	N/A
Decrease 1%	N/A	354	N/A

Tax Accruals
We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The application of income tax law and regulations is complex and we make judgments regarding income tax exposures. Changes in these judgments, due to changes in law, regulation, interpretation or audit adjustments can materially affect amounts we recognize in our financial statements. On December 22, 2017, the federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities. See Part II, Item 8, Financial Statements and Supplementary Data, Note L of Notes to Financial Statements for further discussion.
When appropriate, we record a valuation allowance against deferred tax assets to reflect that these tax assets may not be realized. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Significant changes in these judgments and estimates could have a material impact on the results of operations and financial position of the Company. There were no valuation allowances for deferred tax assets as of December 31, 2019.
We recognize tax benefits that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement. The unrecognized tax benefits that do not meet the recognition and measurement standards were $2.7 million as of December 31, 2019.

Overview
The following is an overview of our results of operations for the years ended December 31, 2019, 2018 and 2017. Net income and basic earnings per share for the years ended December 31, 2019, 2018 and 2017 are shown below:

	Years Ended December 31,
	2019	2018	2017
Net income (in thousands)	$123,037	$84,315	$98,261
Basic earnings per share	3.02	2.07	2.42

The following table and accompanying explanations show the primary factors affecting the after-tax change in income between the calendar years ended December 31, 2019 and 2018, 2018 and 2017, and 2017 and 2016 (in thousands):

	2019		2018		2017
Prior year December 31 net income	$84,315		$98,261		$96,768
Change in (net of tax):
Increased (decreased) investment and interest income, NDT	41,365	(a)	(18,419)	(a)	2,508	(b)
Increased (decreased) retail non-fuel base revenues	7,547	(c)	(520)	(d)	8,651	(e)
Decreased (increased) operations and maintenance expenses at fossil-fuel generating plants	2,393	(f)	(2,518)	(g)	(482)
Decreased income tax expense-other TCJA impact	—		16,643	(h)	—
Palo Verde performance rewards, net	—		(3,954)	(i)	3,253	(i)
Increased strategic transaction costs	(10,214)	(j)	—		—
Increased depreciation and amortization	(4,495)	(k)	(4,377)	(k)	(4,242)	(l)
(Decreased) increased allowance for funds used during construction	(589)		931		(5,303)	(m)
Other	2,715		(1,732)		(2,892)
Current year December 31 net income	$123,037		$84,315		$98,261
______________________
Footnotes reflect pre-tax amounts

(a)
Investment and interest income, NDT increased in 2019 and decreased in 2018, primarily due to net realized and unrealized gains and losses, respectively, on securities held in the NDT. Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Refer to "Use of Non-GAAP Financial Measures" for further details.

(b)
Investment and interest income, NDT increased in 2017, primarily due to changes in realized gains on securities sold from the NDT. Sales of such securities were primarily the result of the Company's efforts to re-balance and further diversify the NDT investments.

(c)
Retail non-fuel base revenues increased primarily due to (i) a $3.8 million increase related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso applicable to customer billings issued on or after October 1, 2018, (ii) $3.0 million of revenues in Texas for the period of July 30, 2019 through December 31, 2019, related to the Transmission Cost Recovery Factor ("TCRF") settlement agreement approved by the PUCT in Docket No. 49148 on December 16, 2019, and (iii) a $2.0 million increase related to the Distribution Cost Recovery Factor ("DCRF") settlement agreement approved by the PUCT in Docket No. 49395 on September 27, 2019 applicable to customer billings issued on or after October 1, 2019. Excluding the impact of rate changes, retail non-fuel base revenues in 2019 increased $1.0 million primarily due to an increase in the average number of residential customers served.

(d)
Retail non-fuel base revenues decreased primarily due to refunds of approximately $28.2 million for the reduction in the federal corporate income tax rate due to the TCJA, partially offset by a $7.7 million base rate increase compared to 2017 base rate increase related to the 2017 PUCT Final Order. Excluding the impact of rate changes, retail non-fuel base revenues in 2018 increased $19.8 million primarily due to an increase in kWh sales that resulted from favorable weather and an increase in the average number of customers served.

(e)
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

(f)
O&M expenses at our fossil-fuel generating plants decreased primarily due to decreased outage costs at Newman Units 1 & 2 and Rio Grande Unit 8. These decreases were partially offset by increased outage costs at Newman Unit 4 and increased maintenance costs at MPS and Rio Grande.

(g)	O&M expenses at our fossil-fuel generating plants increased primarily due to outage costs at Rio Grande Unit 8 in 2018.

(h)	Income tax expense-other TCJA impact decreased primarily due to the TCJA that reduced the federal corporate income tax rate from 35% to 21%, excluding the tax impact of other items in the table above.

(i)
Palo Verde performance rewards, associated with the 2013 to 2015 performance periods, net of disallowed fuel and purchased power costs related to the resolution for the Texas fuel reconciliation proceeding designated as PUCT Docket No. 46308 for the period from April 2013 through March 2016, were recorded in June 2017, with no comparable amounts in 2018.

(j)	Strategic transaction costs increased due to costs incurred in connection with the pending Merger.

(k)	Depreciation and amortization increased primarily due to increases in plant.

(l)
Depreciation and amortization increased primarily due to increases in plant, including MPS Units 3 and 4, which were placed in service in 2016. These increases were partially offset by the sale of the Company's interest in Four Corners in July 2016.

(m)
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

	Twelve Months Ended
	December 31,
	2019 (1)	2018	2017
	(In thousands except for per share data)
Net income (GAAP)	$123,037	$84,315	$98,261
Adjusting items before income tax effects
Unrealized (gains) losses, net	(35,852)	18,601	—
Realized gains, net	(2,662)	(5,634)	(10,626)
Total adjustments before income tax effects	(38,514)	12,967	(10,626)
Income taxes on above adjustments	7,703	(2,593)	2,125
Adjusting items, net of income taxes	(30,811)	10,374	(8,501)
Adjusted net income (non-GAAP)	$92,226	$94,689	$89,760

Basic earnings per share (GAAP)	$3.02	$2.07	$2.42
Adjusted basic earnings per share (non-GAAP)	$2.26	$2.33	$2.21

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $12.1 million, or $0.25 per share, after-tax, of strategic transaction costs.

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
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale to our sole full requirement customer (which are FERC-regulated cost-based wholesale sales within our service territory), accounted for less than 1% of revenues in each of 2019, 2018 and 2017.
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
Retail non-fuel base revenue percentages by customer class are presented below:

	Years Ended December 31,
	2019	2018	2017
Residential	48%	48%	46%
Commercial and industrial, small	31	31	32
Commercial and industrial, large	6	6	6
Sales to public authorities	15	15	16
Total retail non-fuel base revenues	100%	100%	100%
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

	Years Ended December 31,
	2019	2018	2017
January 1 to March 31	18%	18%	18%
April 1 to June 30	25	28	27
July 1 to September 30	36	34	34
October 1 to December 31	21	20	21
Total	100%	100%	100%
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. The table below shows heating and cooling degree days compared to a 10-year average for 2019, 2018 and 2017.

	2019	2018	2017	10-year Average
Cooling degree days	3,007	3,174	2,917	2,887
Heating degree days	2,131	1,937	1,522	2,055
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.6% in 2019 and 2018. See the tables presented on pages 35 and 36, which provide detail on the average number of retail customers and the related revenues and kWh sales.

Retail non-fuel base revenues. For the twelve months ended December 31, 2019, retail non-fuel base revenues increased $9.6 million, or 1.5%, compared to the twelve months ended December 31, 2018. Retail non-fuel base revenues increased primarily due to rate changes which include (i) a $3.8 million increase related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso, applicable to customer billings issued on or after October 1, 2018, (ii) $3.0 million of revenues in Texas for the period of July 30, 2019 through December 31, 2019, related to the TCRF settlement agreement approved by the PUCT in Docket No. 49148 on December 16, 2019, and (iii) a $2.0 million increase related to the DCRF settlement agreement approved by the PUCT in Docket No. 49395 on September 27, 2019, applicable to customer billings issued on or after October 1, 2019. Excluding the impact of rate changes, retail non-fuel base revenues for the twelve months ended December 31, 2019, increased $1.0 million, compared to the twelve months ended December 31, 2018. This increase was primarily due to increased revenues from residential customers of $1.4 million caused by a 0.3% increase in kWh sales, which primarily resulted from a 1.6% increase in the average number of residential customers served. Cooling degree days decreased 5.3% in the twelve months ended December 31, 2019, when compared to the twelve months ended December 31, 2018, but were 4.2% above the 10-year average. Heating degree days increased 10.0% in the twelve months ended December 31, 2019, when compared to the twelve months ended December 31, 2018, and were 3.7% above the 10-year average.
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
Fuel revenues. Fuel revenues are earned as and generally limited to fuel and purchased power costs incurred. Fuel revenues decreased $57.5 million for the twelve months ended December 31, 2019 when compared to the twelve months ended December 31, 2018, while fuel and purchased power expense declined $53.2 million in the same period. These declines are primarily attributable to a 41.3% decline in the cost of natural gas.
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
In June 2019, March 2018 and March 2017, $1.0 million, $1.1 million and $1.4 million, respectively, were credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage.
Off-system sales. Off-system sales are sales into wholesale markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We have shared 100% of margins on non-arbitrage sales (as defined by the settlement approved in PUCT Docket No. 41852) and 50% of margins on arbitrage sales with our Texas customers since April 1, 2014. We are currently sharing 90% of off-system sales margins with our New Mexico customers (as reaffirmed in NMPRC Case No. 09-00171-UT), and 25% of our off-system sales margins with our sales for resale - full requirement customer under the terms of their contract.
Typically, we realize a significant portion of our off-system sales margins in the first and fourth quarter of each calendar year when our native load is lower than at other times of the year, allowing for the sale in the wholesale market of relatively larger amounts of off-system energy generated from lower cost generating resources. A decrease in natural gas market prices coupled with an increase in wholesale power market prices allowed us to engage in additional off-system sales in the first and fourth quarters of 2019. A decrease in natural gas market prices coupled with an increase in wholesale power market prices allowed us to engage in additional off-system sales in the third quarter of 2018 and in the third quarter of 2017. Palo Verde's availability is an important factor in realizing these off-system sales margins.
The table below shows megawatt-hours ("MWhs"), sales revenue, fuel cost, total margins and retained margins made on off-system sales for the twelve months ended December 31, 2019, 2018 and 2017 (in thousands, except for MWhs).

	Years Ended December 31,
	2019	2018	2017
MWh sales	2,987,821	2,687,961	2,042,884
Sales revenue	$88,343	$86,418	$58,986
Fuel cost	$43,072	$54,299	$46,258
Total margins	$45,270	$32,119	$12,728
Retained margins	$2,527	$2,129	$1,673
Off-system sales revenue increased $1.9 million, or 2.2%, and the related retained margins increased $0.4 million, or 18.7%, for the twelve months ended December 31, 2019, when compared to the twelve months ended December 31, 2018, as a result of a 11.2% increase in MWh sales due to favorable market conditions, offset in part by lower average market prices for power. Off-system sales revenue increased $27.4 million, or 46.5%, and the related retained margins increased $0.5 million, or 27.3%, for the twelve months ended December 31, 2018, when compared to the twelve months ended December 31, 2017, as a result of a 31.6% increase in MWh sales due to additional available power, and higher average market prices for power.

Comparisons of kWh sales and operating revenues are shown below:

			Increase (Decrease)
Years Ended December 31:	2019	2018	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,998,517	2,988,695	9,822	0.3%
Commercial and industrial, small	2,406,623	2,431,920	(25,297)	(1.0)
Commercial and industrial, large	1,028,162	1,050,834	(22,672)	(2.2)
Sales to public authorities	1,568,358	1,563,227	5,131	0.3
Total retail sales	8,001,660	8,034,676	(33,016)	(0.4)
Wholesale:
Sales for resale - full requirement customer	61,815	58,991	2,824	4.8
Off-system sales	2,987,821	2,687,961	299,860	11.2
Total wholesale sales	3,049,636	2,746,952	302,684	11.0
Total kWh sales	11,051,296	10,781,628	269,668	2.5
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$302,991	$297,597	$5,394	1.8%
Commercial and industrial, small	195,829	194,341	1,488	0.8
Commercial and industrial, large	35,211	34,920	291	0.8
Sales to public authorities	97,840	95,460	2,380	2.5
Total retail non-fuel base revenues (1) (2) (3) (4)	631,871	622,318	9,553	1.5
Wholesale:
Sales for resale - full requirement customer	2,842	2,780	62	2.2
Total non-fuel base revenues	634,713	625,098	9,615	1.5
Fuel revenues:
Recovered from customers during the period	121,461	156,493	(35,032)	(22.4)
Over collection of fuel (5)	(27,170)	(4,736)	(22,434)	—
Total fuel revenues (6)	94,291	151,757	(57,466)	(37.9)
Off-system sales (7)	88,343	86,418	1,925	2.2
Wheeling revenues (8)	22,621	19,026	3,595	18.9
Energy efficiency cost recovery	9,458	8,888	570	6.4
Miscellaneous (8)	8,101	8,188	(87)	(1.1)
Total revenues from customers	857,527	899,375	(41,848)	(4.7)
Other (8) (9)	4,467	4,228	239	5.7
Total operating revenues	$861,994	$903,603	$(41,609)	(4.6)
Average number of retail customers (10):
Residential	380,155	374,138	6,017	1.6%
Commercial and industrial, small	42,685	42,349	336	0.8
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,303	5,746	557	9.7
Total	429,191	422,281	6,910	1.6
 ___________________________

(1)	2019 and 2018 include $28.5 million and $28.2 million, respectively, base rate decreases related to the reduction in the federal statutory income tax rate enacted under the TCJA.

(2)
2019 and 2018 include $4.9 million and $1.1 million, respectively, related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso, applicable to customer billings issued on or after October 1, 2018.

(3)	2019 includes $3.0 million of revenues in Texas for the period of July 30, 2019 through December 31, 2019, related to the TCRF settlement agreement approved in PUCT Docket No. 49148.

(4)
2019 includes a $2.0 million base rate increase related to the DCRF settlement agreement approved in PUCT Docket No. 49395 on September 27, 2019, applicable to customer billings issued on or after October 1, 2019.

(5)
2019 and 2018 include the portion of the DOE refunds related to spent fuel storage of $1.0 million and $1.1 million, respectively, that were credited to customers through the applicable fuel adjustment clauses.

(6)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $5.2 million and $8.1 million in 2019 and 2018, respectively.

(7)	Includes retained margins of $2.5 million and $2.1 million in 2019 and 2018, respectively.

(8)	Represents revenue with no related kWh sales.

(9)	Includes energy efficiency bonuses of $1.6 million and $1.3 million in 2019 and 2018, respectively.

(10)	The number of retail customers presented is based on the number of service locations.

			Increase (Decrease)
Years Ended December 31:	2018	2017	Amount	Percent
kWh sales (in thousands):
Retail:
Residential	2,988,695	2,823,260	165,435	5.9%
Commercial and industrial, small	2,431,920	2,410,710	21,210	0.9
Commercial and industrial, large	1,050,834	1,045,319	5,515	0.5
Sales to public authorities	1,563,227	1,564,670	(1,443)	(0.1)
Total retail sales	8,034,676	7,843,959	190,717	2.4
Wholesale:
Sales for resale - full requirement customer	58,991	62,887	(3,896)	(6.2)
Off-system sales	2,687,961	2,042,884	645,077	31.6
Total wholesale sales	2,746,952	2,105,771	641,181	30.4
Total kWh sales	10,781,628	9,949,730	831,898	8.4
Operating revenues (in thousands):
Non-fuel base revenues:
Retail:
Residential	$297,597	$287,884	$9,713	3.4%
Commercial and industrial, small	194,341	198,799	(4,458)	(2.2)
Commercial and industrial, large	34,920	38,403	(3,483)	(9.1)
Sales to public authorities	95,460	97,890	(2,430)	(2.5)
Total retail non-fuel base revenues (1) (2)	622,318	622,976	(658)	(0.1)
Wholesale:
Sales for resale - full requirement customer	2,780	2,730	50	1.8
Total non-fuel base revenues	625,098	625,706	(608)	(0.1)
Fuel revenues:
Recovered from customers during the period	156,493	218,380	(61,887)	(28.3)
Over collection of fuel (3)	(4,736)	(17,133)	12,397	72.4
Total fuel revenues (4) (5)	151,757	201,247	(49,490)	(24.6)
Off-system sales (6)	86,418	58,986	27,432	46.5
Wheeling revenues (7)	19,026	18,114	912	5.0
Energy efficiency cost recovery (8)	8,888	—	8,888	—
Miscellaneous (7)	8,188	8,229	(41)	(0.5)
Total revenues from customers	899,375	912,282	(12,907)	(1.4)
Other (7) (9)	4,228	4,515	(287)	(6.4)
Total operating revenues	$903,603	$916,797	$(13,194)	(1.4)
Average number of retail customers (10):
Residential	374,138	368,044	6,094	1.7%
Commercial and industrial, small	42,349	41,978	371	0.9
Commercial and industrial, large	48	48	—	—
Sales to public authorities	5,746	5,532	214	3.9
Total	422,281	415,602	6,679	1.6
 _______________________

(1)	2018 includes $7.7 million of additional revenues compared to 2017 resulting from the 2017 PUCT Final Order, which increased base rates effective July 18, 2017.

(2)	2018 includes a $28.2 million base rate decrease related to the reduction in the federal statutory income tax rate enacted under the TCJA.

(3)
Includes the portion of the DOE refunds related to spent fuel storage of $1.1 million and $1.4 million in 2018 and 2017, respectively, that were credited to customers through the applicable fuel adjustment clauses.

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

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net generating capacity and approximately 49% of our Company-generated energy for the twelve months ended December 31, 2019. Fluctuations in the price of natural gas, which is also the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $53.2 million, or 23.2%, for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018, primarily due to (i) decreased natural gas costs of $51.0 million primarily due to a 41.3% decrease in the average cost of MWhs generated, partially offset by a 3.4% increase in the MWhs generated with natural gas, and (ii) decreased total purchased power costs of $4.3 million primarily due to a 5.7% decrease in the average cost of MWhs purchased and a 1.6% decrease in MWhs purchased. These decreases in fuel and purchased power expense were partially offset by an increase in nuclear fuel costs of $2.1 million primarily due to a 2.7% increase in the MWhs generated with nuclear fuel and a 2.1% increase in the average cost of nuclear fuel.
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
The table below details the sources and costs of energy for 2019, 2018 and 2017.

	2019			2018
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural Gas	$78,612	5,201,325	$15.11	$129,583	5,029,863	$25.76
Coal (a)	661	—	—	661	—	—
Nuclear (b)	41,185	5,044,394	8.38	39,118	4,913,858	8.20
Total	120,458	10,245,719	11.86	169,362	9,943,721	17.15
Purchased Power:
Photovoltaic	23,044	282,389	81.60	22,228	275,569	80.66
Other	32,419	1,051,360	30.84	37,519	1,079,740	34.75
Total purchased power	55,463	1,333,749	41.58	59,747	1,355,309	44.08
Total energy	$175,921	11,579,468	15.28	$229,109	11,299,030	20.38

	2017
Fuel Type	Cost	MWh	Cost per MWh
	(in thousands)
Natural Gas	$142,227	3,841,550	$37.02
Coal (a)	575	—	—
Nuclear (b)	42,267	5,109,325	8.58
Total	185,069	8,950,875	20.85
Purchased Power:
Photovoltaic	23,784	292,157	81.41
Other	35,898	1,248,684	28.75
Total purchased power	59,682	1,540,841	38.73
Total energy	$244,751	10,491,716	23.48
__________________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Costs include a DOE refund related to spent fuel storage of $1.1 million, $1.2 million and $1.6 million recorded in 2019, 2018 and 2017, respectively. Cost per MWh excludes these refunds.

Operations and maintenance expense
O&M expense decreased $2.3 million, or 0.7%, in 2019 compared to 2018, primarily due to decreases of (i) $4.8 million in outage costs at Newman Units 1 and 2, (ii) $3.3 million in outage costs at Rio Grande Unit 8, and (iii) $0.9 million in Palo Verde O&M expense primarily due to lower refueling outage costs, partially offset by higher administrative and general ("A&G") benefits in 2019. These decreases were partially offset by increases of (i) $2.7 million in outage costs at Newman Unit 4, (ii) $2.4 million in distribution O&M costs, and (iii) $1.8 million in maintenance costs at MPS and Rio Grande.
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
Depreciation and amortization expense
Depreciation and amortization expense increased $5.7 million, or 5.9%, in 2019 compared to 2018, primarily due to increases in plant, including distribution, local production, Palo Verde and intangible plant.
Depreciation and amortization expense increased $5.5 million, or 6.1%, in 2018 compared to 2017, primarily due to increases in plant, including distribution, general, Palo Verde and intangible plant.
Taxes other than income taxes
Taxes other than income taxes increased $2.4 million, or 3.3%, in 2019 compared to 2018, primarily due to increased property tax rates and valuations and higher revenue related taxes in Texas.
Taxes other than income taxes increased $0.1 million, or 0.2%, in 2018 compared to 2017, primarily due to increased property tax rates and valuations, partially offset by decreased revenue related taxes in Texas.
Other income (deductions)
Other income (deductions) increased $42.7 million, or 188.4%, in 2019 compared to 2018, primarily due to a $51.5 million increase in net realized and unrealized gains on securities held in the NDT. This increase was partially offset by $12.1 million of strategic transaction costs in the year ended December 31, 2019, with no comparable costs in the year ended December 31, 2018.

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

Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Further details are shown below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Allowance for equity funds used during construction	$2,545	$3,453	$3,025
Investment and interest income, net:
NDT unrealized gains (losses), net	35,852	(18,601)	—
NDT realized gains, net	2,662	5,634	10,626
NDT dividends and interest income	7,523	7,227	6,698
Expected returns on benefit plans	23,612	23,511	21,096
Other	(22)	606	433
	69,627	18,377	38,853
Miscellaneous non-operating income	15,269	12,823	12,051
Strategic transaction costs	(12,110)	—	—
Miscellaneous non-operating deductions	(9,946)	(11,980)	(11,580)
Total other income (deductions)	$65,385	$22,673	$42,349
Interest charges (credits)
Interest charges (credits) increased by $2.2 million, or 2.6%, in 2019 compared to 2018, primarily due to (i) interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, (ii) an increase in the interest cost component of net periodic benefit cost of the Company’s employee benefit plans, and (iii) additional borrowings under the RCF. These increases were partially offset by the purchase in lieu of redemption of $63.5 million aggregate principal amount of 2009 Series A 7.25% Pollution Control Bonds ("PCBs") on February 1, 2019 and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the PCBs on May 22, 2019 at the stated interest rate of 3.60% per annum.
Interest charges (credits) increased by $1.1 million, or 1.3%, in 2018 compared to 2017, primarily due to interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes issued in June 2018 and due in August 2028, partially offset by (i) a net decrease in the interest cost component of net periodic benefit cost of the Company's employee benefit plans, (ii) increased allowance for borrowed funds used during construction ("ABFUDC") as a result of an increase in the ABFUDC rate and higher average balances of CWIP, and (iii) the redemption of $33.3 million aggregate principal amount of 2012 Series A 1.875% PCBs in 2017.
Income tax expense
Income tax expense increased by $7.7 million, or 29.1%, in 2019 compared to 2018, primarily due to a 41.9% increase in pre-tax income, partially offset by a decrease in state income taxes and an increase in gains related to the qualified decommissioning trusts.
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

Liquidity and Capital Resources
At December 31, 2019, our capital structure, including common stock equity, long-term debt, and short-term borrowings under our RCF, consisted of 44.8% common stock equity and 55.2% debt. As of December 31, 2019, we had a balance of $10.8 million in cash and cash equivalents. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF and, if necessary, debt issuances in the capital markets or, after the closing of the Merger, an equity commitment from the Parent to meet all of our anticipated cash requirements for the next twelve months including the maturity of $45.0 million aggregate principal amount of our Series C 5.04% Senior Notes due August 2020. Pursuant to the Merger Agreement, we can incur additional indebtedness up to $200 million (excluding borrowings up to the borrowing capacity of the RCF) prior to closing the Merger, without written consent from the Parent; however, we cannot issue shares of common stock, subject to certain limited exceptions, without the prior written consent of Parent. As discussed below, we have the necessary regulatory approvals to issue long-term debt and equity in the capital markets.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, taxes, and strategic transaction costs related to the Merger.
The Company and IIF have agreed to numerous regulatory commitments in connection with the Merger under the agreements with the PUCT, NMPRC, and the City of El Paso. Among the commitments that will apply to the Company as of the closing of the Merger are the issuance of rate credits to its Texas customers in a total aggregate amount of $21 million and to New Mexico customers of $8.7 million. Both rate credits will be distributed among customers in 36 monthly installments. The Company will make a tariff filing to implement the rate credit no later than 45 days or 7 days, respectively in Texas and New Mexico, after the closing of the Merger. The Company will not attempt to recover the value of these rate credits in future rate cases.
In connection with the pending Merger, the Company recorded $12.1 million of strategic transaction costs, principally related to advisory fees, legal, and other consulting costs, in the twelve months ended December 31, 2019, which are reflected in Other income (deductions) - Strategic transaction costs in the Company's Statements of Operations. The Company expects to incur approximately $33.0 million of additional strategic transaction costs, of which $28.0 million are contingent upon the closing of the Merger. The Company will not attempt to recover strategic transaction costs in future rate cases. The Company will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.
Capital Requirements. During the twelve months ended December 31, 2019, our capital requirements primarily consisted of expenditures for the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Projected utility construction expenditures are to add new generation, expand and update our transmission and distribution systems, make capital improvements and replacements at Palo Verde and other generating facilities, and make investments in other property and equipment. Estimated cash construction expenditures for all capital projects for 2020 are expected to be approximately $266 million. See Part I, Item 1, "Business - Construction Program." Cash capital expenditures for new electric utility plant were $222.2 million in the twelve months ended December 31, 2019, compared to $240.0 million in the twelve months ended December 31, 2018. Capital requirements for purchases of nuclear fuel were $36.8 million for the twelve months ended December 31, 2019, compared to $38.4 million for the twelve months ended December 31, 2018.
On December 27, 2019, we paid a quarterly cash dividend of $0.385 per share, or $15.7 million, to shareholders of record as of the close of business on December 13, 2019. We paid a total of $61.7 million in cash dividends during the twelve months ended December 31, 2019. Under the Merger Agreement, shareholders are entitled to receive any dividends declared by us prior to the completion of the Merger, including a "stub period" dividend with respect to the period between the record date of the last regular quarterly dividend paid by us and the closing of the Merger. We may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020, and $0.41 per share for quarterly dividends declared on or after June 1, 2020. In addition, while we currently have authorization to repurchase shares of our common stock, we do not currently anticipate repurchasing shares of our common stock in 2020. Under our repurchase program, purchases can be made at open market prices or in private transactions, and repurchased shares are available for issuance under employee benefit and stock incentive plans, or may be retired. No shares of common stock were repurchased during the twelve months ended December 31, 2019. As of December 31, 2019, a total of 393,816 shares remain eligible for repurchase under the repurchase program.
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

The TCJA discontinued bonus depreciation for regulated utilities, which reduced tax deductions previously available to us, beginning in 2018. The decrease in tax deductions resulted in the full utilization of our net operating loss carryforwards ("NOL carryforwards") and other tax carryforwards in 2019, which was one year earlier than previously anticipated, and will result in higher income tax payments beginning in 2020. However, due to the lower federal corporate income tax rate enacted by the TCJA, our future federal corporate income tax payments will be made at the reduced rate of 21%. Due to utilization of NOL carryforwards and other tax carryforwards, tax payments were minimal in 2019 and were mostly for state income taxes.
The effect of the TCJA on our rates is beneficial to our customers. Following the enactment of the TCJA and the reduction of the federal corporate income tax rate, revenues collected from our customers in 2018 were reduced by $28.2 million, which negatively impacted our cash flows. A comparable reduction in revenues collected of $28.5 million occurred during 2019.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. We contributed $9.2 million to our retirement plans during both the twelve months ended December 31, 2019, and 2018. We contributed $0.5 million to our other post-retirement benefit plans during both the twelve months ended December 31, 2019, and 2018. We contributed $2.1 million to the NDT during both the twelve months ended December 31, 2019, and 2018. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash provided by operations, $275.1 million for the twelve months ended December 31, 2019, and $285.4 million for the twelve months ended December 31, 2018, is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. Cash from operations has been impacted by the timing of the recovery of fuel costs through fuel recovery mechanisms in Texas and New Mexico, and our sales for resale full requirement customer. We recover actual fuel costs from customers through fuel adjustment mechanisms in Texas and New Mexico, and from our sales for resale full requirement customer. We record deferred fuel revenues for the under-recovery or over-recovery of fuel costs until they can be recovered from or refunded to customers. In Texas, fuel costs are recovered through a fixed fuel factor. We can seek to revise our fixed fuel factor at least four months after our last revision except in the month of December based upon our approved formula which allows us to adjust fuel rates to reflect changes in costs of natural gas. We are required to request to refund fuel costs in any month when the over-recovery balance exceeds a threshold material amount and we expect fuel costs to continue to be materially over-recovered. We are permitted to seek to surcharge fuel under-recoveries in any month the balance exceeds a threshold material amount that we expect fuel cost recovery to continue to be materially under-recovered. Fuel over and under-recoveries are considered material when they exceed 4% of the previous twelve months' fuel costs. On April 29, 2019, we filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, our fuel refund credit was approved on an interim basis. We implemented the fuel refund in customer bills beginning June 1, 2019. On September 27, 2019, the PUCT issued a final order approving the fuel refund credits. The fuel refund was completed on September 30, 2019, with a total fuel refund of $20.1 million, including interest, returned to Texas customers. On September 13, 2019, we filed a request with the PUCT, which was assigned PUCT Docket No. 49960, to decrease our Texas fixed fuel factor by approximately 12.2% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On September 25, 2019, our fixed fuel factor was approved by the PUCT on an interim basis effective for the first billing cycle of the October 2019 billing month. The Texas fixed fuel factor was determined to be final on October 15, 2019, and will continue until changed by the PUCT. On November 26, 2019, we filed a petition with the PUCT, which was assigned PUCT Docket No. 50292, requesting authority to implement, beginning on January 1, 2020, a three-month, interim fuel refund of $15.0 million in fuel cost over-recoveries for the period from April 2019 through October 2019, including interest for the period from April 2019 through March 2020. On December 12, 2019, our fuel refund credit was approved on an interim basis. We implemented the fuel refund in customer bills beginning January 1, 2020. During the twelve months ended December 31, 2019, we had over-recoveries of fuel costs of $7.4 million compared to over-recoveries of fuel costs of $4.8 million during the twelve months ended December 31, 2018. At December 31, 2019, we had a net fuel over-recovery balance of $18.4 million, including over-recoveries of $16.4 million in our Texas, $1.9 million in our New Mexico, and $0.1 million in our FERC jurisdictions.
We received approval from the NMPRC on October 7, 2015, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations. We received additional approval from the NMPRC on October 4, 2017, to amend and extend the RCF, increase the commitments under the RCF by up to $450.0 million, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs. The NMPRC approval to issue up to $350.0 million in long-term debt supersedes its prior approval. We received approval from the FERC on October 31, 2017, to issue up to $350.0 million in long-term debt, to guarantee the issuance of up to $65.0 million of long-term debt by the RGRT, and to continue to utilize our existing RCF with the ability to amend and extend the RCF at a future date, and to redeem, refinance and/or replace the 2009 Series A 7.25% PCBs and 2009 Series B 7.25% PCBs with debt of equal face value. The authorization approved by the FERC was effective from November 15, 2017 through November 14, 2019, and superseded its prior approvals. On March 27, 2019, the NMPRC issued a final order approving our request to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. On April 18, 2019, we received approval from the FERC to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions; to utilize the existing RCF for short-term borrowings not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. The authorization approved by the FERC is effective from April 18, 2019 through April 18, 2021, and supersedes its prior approvals.
Under these authorizations, on June 28, 2018, we issued $125.0 million in aggregate principal amount of 4.22% Senior Notes due August 15, 2028, and guaranteed the issuance by the RGRT of $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. The net proceeds from the sale of these senior notes were used to repay outstanding short-term borrowings under the RCF, which included borrowings made for working capital, general corporate purposes and the purchase of nuclear fuel. Also, under these authorizations, on September 13, 2018, we entered into a third amended and restated credit agreement with the RGRT where we have available a $350.0 million RCF with a term ending on September 13, 2023. We may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF, upon the satisfaction of certain conditions more fully set forth in the agreement, including obtaining commitments from lenders or third party financial institutions. In addition, we may extend the maturity date of the RCF up to two times, in each case for an additional one-year period upon the satisfaction of certain conditions. On February 1, 2019, we purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs utilizing funds borrowed under the RCF. On April 1, 2019, we purchased in lieu of redemption all of the 2009 Series B 7.25% PCBs utilizing funds borrowed under the RCF. On May 22, 2019, we reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. The PCBs are subject to optional redemption at a redemption price of par on or after June 1, 2029. Proceeds from the remarketing of the PCBs were primarily used to repay outstanding short-term borrowings under the RCF.
The Merger would constitute a "Change in Control" under the RCF, and the consummation of the Merger would result in an event of default under the RCF. On and subject to the terms and conditions of the Merger Agreement, we requested that the lenders under the RCF consent to the Merger and waive any default or event of default that would occur as a result of the Merger. On August 9, 2019, the lenders agreed to such consent and waiver.
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $139.8 million at December 31, 2019, of which $29.8 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $136.2 million as of December 31, 2018, of which $26.2 million had been borrowed under the RCF and $110.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At December 31, 2019, $84.0 million was outstanding under the RCF for working capital and general corporate purposes. At December 31, 2018, $23.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the RCF at December 31, 2019, were $113.8 million with an additional $236.0 million available to borrow.

Contractual Obligations. Our contractual obligations as of December 31, 2019 are as follows (in thousands):

	Payments due by period
	Total	2020	2021 and 2022	2023 and 2024	2025 and Beyond
Long-term debt (including interest):
Senior notes (1)	$2,142,450	$60,475	$270,950	$111,050	$1,699,975
Pollution control bonds (2)	294,099	6,287	12,574	12,574	262,664
RGRT senior notes (3)	128,141	49,914	5,291	5,291	67,645
Financing obligations (including interest):
Revolving credit facility (4)	117,093	117,093	—	—	—
Purchase obligations:
Power contracts	22,849	22,849	—	—	—
Fuel contracts:
Gas (5)	321,792	33,736	61,298	62,549	164,209
Nuclear fuel (6)	77,568	19,884	24,290	15,743	17,651
Retirement plans and other post-retirement benefits (7)	9,957	9,957	—	—	—
Nuclear Decommissioning Trust Funds (8)	55,437	2,132	4,264	4,264	44,777
Operating leases (9)	7,302	751	1,295	1,130	4,126
Total	$3,176,688	$323,078	$379,962	$212,601	$2,261,047
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

(2)
We have three series of PCBs outstanding, two of which mature in 2040, and one of which matures in 2042. On February 1, 2019 and April 1, 2019, the Company purchased in lieu of redemption the 2009 Series A 7.25% PCBs with an aggregate principal amount of $63.5 million and the 2009 Series B 7.25% PCBs with an aggregate principal amount of $37.1 million, respectively, utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. These two bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029.

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

(4)
This reflects obligations outstanding under the $350.0 million RCF. At December 31, 2019, $84.0 million was borrowed for working capital and general corporate purposes and $29.8 million was borrowed by RGRT for nuclear fuel. This balance includes interest based on actual interest rates at the end of 2019 and assumes this amount will be outstanding for the entire year of 2020.

(5)	Amount is based on the minimum volumes per the contract and market and/or contract price at the end of 2019. Gas obligation includes a gas storage contract and a gas transportation contract.

(6)	Some of the nuclear fuel contracts are based on a fixed price, adjusted for a market index. The index used here is the index at the end of 2019.

(7)
At December 31, 2019, the Company met the minimum pension funding levels required under the Employee Retirement Income Security Act of 1974. We also may decide to fund at higher levels and expect to contribute $10.0 million to our retirement plans in 2020. Minimum funding requirements for 2021 and beyond are not included due to the uncertainty of the applicable interest rates and the related return on assets.

(8)
This obligation is based on the decommissioning funding allowed in PUCT Docket No. 46831, effective July 18, 2017. We have no minimum funding obligation in the New Mexico jurisdiction effective July 1, 2016 pursuant to the NMPRC Final Order. It is possible that our funding requirements could change based on the amounts allowed in future rate filings.

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
Prior to September 2019, the NDT consisted of equity securities and fixed income instruments which were carried at fair value. We faced interest risk on the fixed income instruments. During September 2019, the Company sold all of the fixed income securities held in the NDT and the proceeds were reinvested in exchange traded funds that hold similar securities. The exchange traded funds meet the definition of equity securities with readily determinable fair values and therefore are classified as equity securities as of December 31, 2019.
Equity Price Risk
The NDT includes marketable equity securities of approximately $324.3 million and $135.9 million at December 31, 2019 and 2018, respectively. A hypothetical 10% decrease in equity prices would have reduced the fair values of the equity securities by $32.4 million and $13.6 million based on their fair values at December 31, 2019 and 2018, respectively. Declines in market prices could require that additional amounts be contributed to the NDT to maintain minimum funding requirements. We do not expect to expend monies held in the NDT before 2044 or a later period when decommissioning of Palo Verde begins.
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
In the normal course of business, we enter into contracts of various durations for the forward sales and purchases of electricity to effectively manage our available generating capacity and supply needs. Such contracts include forward contracts for the sale of generating capacity and energy during periods when our available power resources are expected to exceed the requirements of our retail native load and sales for resale. We also enter into forward contracts for the purchase of wholesale capacity and energy during periods when the market price of electricity is below our expected incremental power production costs or to supplement our generating capacity when demand is anticipated to exceed such capacity. As of January 31, 2020, we had entered into forward sales and purchase contracts for energy as discussed in Part I, Item 1, "Business – Energy Sources – Purchased Power." These agreements are generally fixed-priced contracts that qualify for the "normal purchases and normal sales" exception provided in the FASB guidance for accounting for derivative instruments and hedging activities and are not recorded at their fair value in our financial statements. Because of the operation of the PUCT and the NMPRC rules and our fuel clauses, these contracts do not expose us to significant commodity price risk.

Management Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and affected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on pages 48 and 49 of the Annual Report on Form 10-K.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
El Paso Electric Company:
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying balance sheets of El Paso Electric Company (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the projected benefit obligations of the Retirement Income Plan and Other Post-employment Benefit Plan
As discussed in Notes A and O to the financial statements, the Company has recorded liabilities for the Retirement Income Plan and Other Post-employment Benefit Plan obligations of $71.0 million and $23.1 million, respectively.
We identified the assessment of the projected benefit obligations of the Retirement Income Plan and Other Post-employment Benefit Plan to be a critical audit matter. This was due to the nature and extent of audit effort required to address the matter, which included specialized skills needed to evaluate the Company’s actuarial models and key assumptions. In addition, subjective auditor judgment was required as the actuarial models were sensitive to changes in key assumptions used to determine the projected benefit obligations. Specifically, these key assumptions included 1) the discount rate for the Retirement Income Plan and the Other Post-employment Benefit Plan, 2) the compensation rate for the Retirement Income Plan, and 3) the healthcare cost trend rate for the Other Post-employment Benefit Plan.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s Retirement Income Plan and Other Post-employment Benefit Plan obligations process, including controls related to the determination and use of actuarial models and key assumptions. We tested the compensation rate assumption used by the Company in the actuarial analysis performed to estimate the projected benefit obligation of the Retirement Income Plan by comparing the compensation rate assumption used to historical compensation rate increases. We obtained confirmation from the Company's third party actuary of the projected benefit obligations for the Retirement Income Plan and Other Post-employment Benefit Plan. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	assessing the actuarial models used by the Company for consistency with generally accepted actuarial standards, and

•
evaluating the Company’s analysis of the 1) discount rate assumptions for the Retirement Income Plan and Other Post-employment Benefit Plan, and 2) healthcare cost trend rate assumptions for the Other Post-employment Benefit Plan. We compared these key assumptions to independently developed expectations using publicly available data.

/s/ KPMG LLP
We have served as the Company’s auditor since 1983.
Houston, Texas
February 26, 2020

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

ASSETS (In thousands)	December 31,
	2019	2018
Utility plant:
Electric plant in service	$4,404,150	$4,181,409
Less accumulated depreciation and amortization	(1,461,385)	(1,391,266)
Net plant in service	2,942,765	2,790,143
Construction work in progress	157,851	169,327
Nuclear fuel; includes fuel in process of $61,709 and $62,833, respectively	198,075	198,280
Less accumulated amortization	(71,588)	(72,703)
Net nuclear fuel	126,487	125,577
Net utility plant	3,227,103	3,085,047
Current assets:
Cash and cash equivalents	10,818	12,900
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,900 and $2,070, respectively	79,814	77,855
Inventories, at cost	60,872	55,432
Regulatory assets	9,939	6,972
Prepayments and other	11,203	20,375
Total current assets	172,646	173,534
Deferred charges and other assets:
Decommissioning trust funds	325,998	276,905
Regulatory assets	70,805	74,848
Other	16,648	18,168
Total deferred charges and other assets	413,451	369,921
Total assets	$3,813,200	$3,628,502
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

CAPITALIZATION AND LIABILITIES (In thousands except for share data)	December 31,
	2019	2018
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,332,884 and 65,707,156 shares issued, and 95,804 and 121,532 restricted shares, respectively	$64,429	$65,829
Capital in excess of stated value	323,367	328,480
Retained earnings	1,272,418	1,227,471
Accumulated other comprehensive loss, net of tax	(48,952)	(38,784)
	1,611,262	1,582,996
Treasury stock, 23,696,262 and 25,147,567 shares, respectively, at cost	(394,715)	(418,893)
Common stock equity	1,216,547	1,164,103
Long-term debt, net of current portion	1,340,981	1,285,980
Total capitalization	2,557,528	2,450,083
Current liabilities:
Current maturities of long-term debt	44,969	99,239
Short-term borrowings under the revolving credit facility	113,801	49,207
Accounts payable, principally trade	65,745	58,150
Taxes accrued	39,315	37,139
Interest accrued	14,196	16,478
Regulatory liabilities	19,961	14,686
Other	38,408	38,356
Total current liabilities	336,395	313,255
Deferred credits and other liabilities:
Accumulated deferred income taxes	348,398	325,133
Accrued pension liability	96,745	87,259
Accrued post-retirement benefit liability	23,081	24,575
Asset retirement obligations	110,105	101,108
Regulatory liabilities	298,466	298,570
Other	42,482	28,519
Total deferred credits and other liabilities	919,277	865,164
Commitments and contingencies
Total capitalization and liabilities	$3,813,200	$3,628,502

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(In thousands except for share data)

	Years Ended December 31,
	2019	2018	2017
Operating revenues	$861,994	$903,603	$916,797
Operating expenses:
Fuel and purchased power	175,921	229,109	244,751
Operations and maintenance	332,557	334,883	320,281
Depreciation and amortization	102,072	96,382	90,843
Taxes other than income taxes	73,351	71,000	70,863
	683,901	731,374	726,738
Operating income	178,093	172,229	190,059
Other income (deductions):
Allowance for equity funds used during construction	2,545	3,453	3,025
Investment and interest income, net	69,627	18,377	38,853
Miscellaneous non-operating income	15,269	12,823	12,051
Strategic transaction costs	(12,110)	—	—
Miscellaneous non-operating deductions	(9,946)	(11,980)	(11,580)
	65,385	22,673	42,349
Interest charges (credits):
Interest on long-term debt and revolving credit facility	74,788	75,424	72,970
Other interest	21,366	17,890	18,170
Capitalized interest	(5,729)	(5,483)	(5,022)
Allowance for borrowed funds used during construction	(4,015)	(3,612)	(2,975)
	86,410	84,219	83,143
Income before income taxes	157,068	110,683	149,265
Income tax expense	34,031	26,368	51,004
Net income	$123,037	$84,315	$98,261

Basic earnings per share	$3.02	$2.07	$2.42

Diluted earnings per share	$3.01	$2.07	$2.42

Dividends declared per share of common stock	$1.515	$1.415	$1.315
Weighted average number of shares outstanding	40,605,597	40,521,364	40,414,556
Weighted average number of shares and dilutive potential shares outstanding	40,681,221	40,642,640	40,535,191

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$123,037	$84,315	$98,261
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net gain (loss) arising during period	(12,110)	(5,898)	12,634
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(8,740)	(9,657)	(9,657)
Net loss	3,415	6,387	6,776
Net unrealized gains/losses on marketable securities:
Net holding gains (losses) arising during period	6,072	(4,072)	25,275
Reclassification adjustments for net (gains) losses included in net income	(2,232)	1,445	(10,626)
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	605	568	532
Total other comprehensive income (loss) before income taxes	(12,990)	(11,227)	24,934
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	3,867	2,035	(3,615)
Net unrealized (gains) losses on marketable securities	(898)	523	(2,922)
Losses on cash flow hedges	(147)	(145)	(223)
Total income tax benefit (expense)	2,822	2,413	(6,760)
Other comprehensive income (loss), net of tax	(10,168)	(8,814)	18,174
Comprehensive income	$112,869	$75,501	$116,435
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2016	65,822,632	$65,823	$322,643	$1,114,561	$(7,116)	25,304,914	$(421,515)	$1,074,396
Restricted common stock grants and deferred compensation			2,989			(70,273)	1,171	4,160
Performance share awards vested	11,314	11	921					932
Stock awards withheld for taxes	(5,258)	(5)	(568)			8,360	(139)	(712)
Forfeited restricted common stock						4,961	(83)	(83)
Compensation paid in shares			132			(3,612)	60	192
Cumulative effect adjustment for stock compensation				182				182
Net income				98,261				98,261
Other comprehensive income (loss)					18,174			18,174
Common stock, dividends declared, $1.315 per share				(53,337)				(53,337)
Balances at December 31, 2017	65,828,688	65,829	326,117	1,159,667	11,058	25,244,350	(420,506)	1,142,165
Restricted common stock grants and deferred compensation			3,010			(62,348)	1,039	4,049
Performance share awards vested			360			(68,379)	1,139	1,499
Stock awards withheld for taxes			(1,133)			32,594	(543)	(1,676)
Forfeited restricted common stock						4,727	(78)	(78)
Compensation paid in shares			126			(3,377)	56	182
Cumulative effect adjustment for financial instruments				41,028	(41,028)			—
Net income				84,315				84,315
Other comprehensive income (loss)					(8,814)			(8,814)
Common stock, dividends declared, $1.415 per share				(57,539)				(57,539)
Balances at December 31, 2018	65,828,688	65,829	328,480	1,227,471	(38,784)	25,147,567	(418,893)	1,164,103
Restricted common stock grants and deferred compensation			(460)			(83,585)	1,393	933
Performance share awards vested			1,740			(46,831)	780	2,520
Stock awards withheld for taxes			(931)			22,212	(370)	(1,301)
Forfeited restricted common stock						58,809	(981)	(981)
Compensation paid in shares			90			(1,910)	32	122
Net income				123,037				123,037
Retirement of Treasury Shares	(1,400,000)	(1,400)	(5,552)	(16,372)		(1,400,000)	23,324	—
Other comprehensive income (loss)					(10,168)			(10,168)
Common stock, dividends declared, $1.515 per share				(61,718)				(61,718)
Balances at December 31, 2019	64,428,688	$64,429	$323,367	$1,272,418	$(48,952)	23,696,262	$(394,715)	$1,216,547

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$123,037	$84,315	$98,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of electric plant in service	102,072	96,382	90,843
Amortization of nuclear fuel	41,033	38,176	42,476
Deferred income taxes, net	27,143	29,118	49,394
Allowance for equity funds used during construction	(2,545)	(3,453)	(3,025)
Other amortization and accretion	18,278	20,830	18,954
Net losses (gains) on decommissioning trust funds	(38,514)	12,967	(10,626)
Other operating activities	844	(38)	(692)
Change in:
Accounts receivable	(101)	5,712	(138)
Inventories	(5,512)	(4,117)	(3,073)
Prepayments and other	(897)	(4,419)	(692)
Accounts payable	4,683	(2,233)	1,407
Taxes accrued	11,195	(5,487)	1,840
Interest accrued	(2,282)	4,008	(817)
Net over-collection of fuel revenues	7,368	4,822	17,093
Other current liabilities	(937)	9,289	(100)
Deferred charges and credits	(9,721)	(475)	(12,544)
Net cash provided by operating activities	275,144	285,397	288,561
Cash Flows From Investing Activities:
Cash additions to utility property, plant and equipment	(222,203)	(240,021)	(199,896)
Cash additions to nuclear fuel	(36,800)	(38,354)	(38,481)
Insurance proceeds received for equipment	—	5,351	9,591
Capitalized interest and AFUDC:
Utility property, plant and equipment	(6,560)	(7,065)	(6,000)
Nuclear fuel and other	(5,729)	(5,483)	(5,022)
Allowance for equity funds used during construction	2,545	3,453	3,025
Decommissioning trust funds:
Purchases, including funding of $2.1 million, $2.1 million and $3.8 million, respectively	(377,415)	(86,366)	(102,920)
Sales and maturities	370,677	80,732	97,037
Proceeds from sale of property, plant and equipment	368	287	281
Other investing activities	(2,409)	4,186	(1,559)
Net cash used for investing activities	(277,526)	(283,280)	(243,944)
Cash Flows From Financing Activities:
Dividends paid	(61,718)	(57,539)	(53,337)
Borrowings under the revolving credit facility:
Proceeds	566,321	567,894	638,458
Payments	(501,727)	(692,220)	(546,499)
Pollution control bonds:
Proceeds	100,600	—	—
Payments	(100,600)	—	(33,300)
Proceeds from issuance of senior notes	—	125,000	—
Proceeds from issuance of RGRT senior notes	—	65,000	—
Payments on maturing RGRT senior notes	—	—	(50,000)
Other financing activities	(2,576)	(4,342)	(1,369)
Net cash provided by (used for) financing activities	300	3,793	(46,047)
Net increase (decrease) in cash and cash equivalents	(2,082)	5,910	(1,430)
Cash and cash equivalents at beginning of period	12,900	6,990	8,420
Cash and cash equivalents at end of period	$10,818	$12,900	$6,990
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
Comprehensive Income. Certain gains and losses that are not recognized currently in the Company's Statements of Operations are reported as other comprehensive income in accordance with the FASB guidance for reporting comprehensive income.
Utility Plant. Utility plant is generally reported at cost. The cost of renewals and betterments are capitalized, and the costs of repairs and minor replacements are charged to the appropriate operating expense accounts. Depreciation is provided on a straight-line basis over the estimated remaining lives of the assets (ranging in average from 5 to 48 years). The average composite depreciation rate utilized in 2019, 2018 and 2017 was 2.29%, 2.28% and 2.27%, respectively. When property subject to composite depreciation is retired or otherwise disposed of in the normal course of business, its cost together with the cost of removal, less salvage is charged to accumulated depreciation. For other property dispositions, the applicable cost and accumulated depreciation is removed from the balance sheet accounts and a gain or loss is recognized, if applicable.
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
Allowance for Funds Used During Construction ("AFUDC") and Capitalized Interest. The Company capitalizes interest (ABFUDC) and common equity (AEFUDC) costs to construction work in progress and capitalizes interest to nuclear fuel in process in accordance with the FERC Uniform System of Accounts as provided for in the FASB guidance. AFUDC is a non-cash component of income and is calculated monthly and charged to all new eligible construction and capital improvement projects. AFUDC is compounded on a semi-annual basis. The average AFUDC rates used in 2019, 2018 and 2017 were 5.27%, 5.95% and 5.38%, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Asset Retirement Obligations. The FASB guidance sets forth accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. An ARO associated with long-lived assets included within the scope of the FASB guidance is that for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel and legal obligations to perform an asset retirement activity even if the timing and/or settlement are conditioned on a future event that may or may not be within the control of an entity. See Part II, Item 8, Financial Statements and Supplementary Data, Note G of Notes to Financial Statements for further discussion. Under the FASB guidance, these liabilities are recognized as incurred if a reasonable estimate of fair value can be established and are capitalized as part of the cost of the related tangible long-lived assets. The Company records the increase in the ARO due to the passage of time as an operating expense (accretion expense).
Cash and Cash Equivalents. Temporary cash investments with an original maturity of three months or less are considered cash equivalents. The Company's cash and cash equivalents do not include amounts held in trust by the Company's Palo Verde nuclear decommissioning trust funds ("NDT") or the pension and other post-retirement benefit trust funds.
Investments. The Company’s marketable securities, included in the NDT on the balance sheet, are reported at fair value and consist of cash and equity securities held in the NDT. Investments in equity securities are measured at fair market value. Changes in fair value for equity securities are recognized in the Company's Statements of Operations. Debt securities are classified as "available-for-sale" securities and, as such, unrealized gains and losses are included in accumulated other comprehensive loss as a separate component of common stock equity. However, if declines in the fair value of debt securities below original cost basis are determined to be other than temporary, the declines are reported as losses in the Company's Statements of Operations and a new cost basis is established for the affected securities at fair value. Gains and losses are determined using the cost of the security based on the specific identification basis. See Part II, Item 8, Financial Statements and Supplementary Data, Note Q of Notes to Financial Statements for further discussion.
Derivative Accounting. Accounting for derivative instruments and hedging activities requires the recognition of derivatives as either assets or liabilities in the balance sheet with measurement of those instruments at fair value. Any changes in the fair value of these instruments are recorded in earnings or other comprehensive income. See Part II, Item 8, Financial Statements and Supplementary Data, Note Q of Notes to Financial Statements for further discussion.
Inventories. Inventories, primarily parts, materials, supplies, fuel oil and natural gas are stated at average cost, which is not to exceed recoverable cost.
Operating Revenues. The Company accrues revenues for services rendered, including unbilled electric service revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue per kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $25.6 million and $21.6 million as of December 31, 2019 and 2018, respectively. See Part II, Item 8, Financial Statements and Supplementary Data, Note C of Notes to Financial Statements for further discussion.
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
Allowance for Doubtful Accounts. The allowance for doubtful accounts represents the Company’s estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management’s best estimate of future collections success given the existing collections

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

environment. Additions, deductions and balances for allowance for doubtful accounts for 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$2,070	$2,300	$2,156
Additions:
Charged to costs and expense	2,292	2,855	3,141
Recovery of previous write-offs	1,197	1,215	1,122
Uncollectible receivables written off	3,659	4,300	4,119
Balance at end of year	$1,900	$2,070	$2,300

Income Taxes. The Company accounts for federal and state income taxes under the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the estimated future tax consequences of "temporary differences" by applying enacted statutory tax rates for each taxable jurisdiction applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Certain temporary differences are accorded flow-through treatment by the Company's regulators and impact the Company's effective tax rate. The FASB guidance requires that rate-regulated companies record deferred income taxes for temporary differences accorded flow-through treatment at the direction of the regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the Company's regulators have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has recorded regulatory liabilities and assets offsetting such deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date, unless those deferred taxes will be collected from or returned to customers in which case they are recorded as a regulatory asset or liability. See Part II, Item 8, Financial Statements and Supplementary Data, Note L of Notes to Financial Statements for further discussion. The Company recognizes tax assets and liabilities for uncertain tax positions in accordance with the recognition and measurement criteria of the FASB guidance for uncertainty in income taxes. See Part II, Item 8, Financial Statements and Supplementary Data, Note L of Notes to Financial Statements.
On December 22, 2017, the federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986, as amended, including amendments that significantly changed the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact the Company included in the TCJA are a reduction in the federal corporate income tax rate from 35% to 21%, elimination of the corporate alternative minimum tax provisions, additional limitations on deductions of executive compensation, and limiting the utilization of net operating losses ("NOL") arising after December 31, 2017 to 80% of taxable income with no carryback but with an indefinite carryforward. The specific provisions related to regulated public utilities in the TCJA generally provide for the continued deductibility of interest expense, the elimination of bonus depreciation for property acquired and placed into service after December 31, 2017 and the continuance of rate normalization requirements for accelerated depreciation benefits and changes to deferred tax balances as a result of the change in the federal corporate income tax rate.
The tax effects of changes in tax laws must be recognized in the period in which the law is enacted. GAAP also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment of the TCJA, the Company’s deferred taxes were re-measured based upon the new federal corporate income tax rate. The decrease in deferred taxes was recorded as a regulatory liability as it will be subject to refund to customers and is recorded at the expected cash flow to be reflected in future rates. See Part II, Item 8, Financial Statements and Supplementary Data, Note L of Notes to Financial Statements for further discussion.
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
Pension and Post-retirement Benefit Accounting. See Part II, Item 8, Financial Statements and Supplementary Data, Note O of Notes to Financial Statements for a discussion of the Company's accounting policies for its employee benefits.
Leases. The Company determines if an arrangement contains a lease and the classification of that lease at inception. Operating lease right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make payments under the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the minimum lease payments over the lease term. In determining lease terms, the Company considers any options to extend or terminate the lease that are reasonably certain of being exercised. As the Company’s leases do not include an implicit rate, the Company uses an estimated incremental borrowing rate, at lease commencement, to determine the present value of the future lease payments. In calculating the incremental borrowing rate, the Company takes into consideration recent debt issuances and other data for instruments with similar characteristics. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. For leases with lease and non-lease components, the Company has elected to account for the consideration as a single lease component. The Company has also elected not to record leases with a term of 12 months or less on the balance sheets. The operating lease ROU assets are included as part of electric plant in service and lease liabilities are included as part of current and non-current liabilities in the Company’s balance sheets. See Part II, Item 8, Financial Statements and Supplementary Data, Note K of Notes to Financial Statements for further discussion.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

B.    New Accounting Standards

New Accounting Standards Adopted in 2019
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring qualitative and quantitative disclosures on leasing agreements. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. Effective January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, applying the transition provisions to the beginning of the period of adoption rather than to the earliest comparative period presented, which continues to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840. The Company adopted the package of practical expedients, which does not require the Company to reassess: (i) whether an arrangement contained a lease, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases. The Company also adopted the practical expedient related to land easements, which allowed carry forward accounting treatment for existing land easements. The most significant impact of adopting ASU 2016-02, as of January 1, 2019, was the recording of approximately $6.3 million of operating lease liabilities and related ROU assets with no cumulative effect adjustment to retained earnings. The Company anticipates the ongoing impact of this standard to be immaterial to net income and cash flows. See Part II, Item 8, Financial Statements, Note K of Notes to Financial Statements for further discussion.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), as a result of concerns raised due to the enactment of the TCJA. More specifically, because the remeasurement of deferred taxes due to the change in the federal corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income ("AOCI") (referred to as stranded tax effects) do not reflect the appropriate tax rate. ASU 2018-02 allows companies an election to reclassify stranded taxes from AOCI to retained earnings. The amount of the reclassification would be the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate, which approximates $7.2 million. The provisions of ASU 2018-02 are effective for fiscal years and interim periods within that reporting period beginning after December 15, 2018. The Company adopted ASU 2018-02 on January 1, 2019, and has elected to not reclassify stranded taxes from AOCI to retained earnings.

New Accounting Standards to be Adopted in the Future
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. ASU 2016-13 will be required for reporting periods beginning after December 15, 2019. ASU 2016-13 will be applied in a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company adopted ASU 2016-13 on January 1, 2020. As part of its implementation process, the Company evaluated the impact of the new standard, which included evaluating the impact of (i) ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments and (ii) ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The adoption of this standard did not have a material impact or require a cumulative effect adjustment to retained earnings. The Company anticipates the ongoing impact of this standard to be immaterial to the Company’s financial position, results of operations, and cash flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), as part of its initiative to reduce complexity in accounting standards. ASU 2019-12 amends the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. The Company is currently evaluating the future impact of ASU 2019-12.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

C.    Revenues

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018, for all of its contracts using the modified retrospective method. There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information for periods prior to January 1, 2018, has not been restated and continues to be reported under the accounting standards in effect for those periods.
The following table disaggregates revenue from contracts with customers, for the twelve months ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Retail	$742,510	$789,676
Wholesale	92,396	90,673
Wheeling (transmission)	22,621	19,026
Total revenues from contracts with customers	857,527	899,375
Other	4,467	4,228
Total operating revenues	$861,994	$903,603

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recognized $2.3 million and $2.9 million of uncollectible expense for the twelve months ended December 31, 2019 and 2018, respectively.
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
On June 1, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Sun Jupiter Holdings LLC, a Delaware limited liability company ("Parent") and Sun Merger Sub Inc., a Texas corporation and wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc. ("IIF"). Among other things, the Company, Parent and Merger Sub are required to obtain certain regulatory approvals of the pending Merger as discussed further in Part II, Item 8, Financial Statements and Supplementary Data, Note T of the Notes to the Financial Statements.
On August 13, 2019, the Company, Parent and IIF US Holding 2 LP, an affiliate of IIF, as applicable, filed (i) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the Texas Public Utility Regulatory Act ("PURA"), which was assigned PUCT Docket No. 49849, (ii) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the New Mexico Public Utility Act ("NMPUA") and NMPRC Rule 450, which was assigned NMPRC Case No. 19-00234-UT, (iii) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC19-120-000, and (iv) the joint application for regulatory approval for the indirect transfer of the Company’s Nuclear Regulatory Commission ("NRC") licenses to Parent from the NRC under the Atomic Energy Act of 1954, which was assigned Docket ID NRC-2019-0214. In addition, on August 13, 2019, the Company and Parent sought the authorization of the Federal Communications Commission ("FCC") to assign or transfer control of the Company’s FCC licenses under FCC File No. 008737430. On December 4, 2019, the Company and Parent received the consent to transfer the FCC licenses.
On August 16, 2019, the Company and Parent filed the notification and report form with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), as amended, and the rules and regulations promulgated thereunder, which was assigned Transaction Identification No. 2019 1858. On September 3, 2019, the Company and Parent received notice from the FTC granting early termination of the waiting period under the HSR Act.
On November 21, 2019, the Company and IIF reached an agreement in principle with the PUCT staff and most intervenors regarding the Merger. The PUCT issued an order delaying the hearing on the merits in order to assist in reaching a unanimous settlement. The parties continued discussions and provided an update on the status of settlement at the PUCT meeting on December 13, 2019. A non-unanimous settlement was filed with the PUCT on December 18, 2019, resolving substantially all issues in the application. The hearing at the PUCT on the non-unanimous issues was held on January 7, 2020, at the conclusion of which the PUCT requested the Company and IIF attend the PUCT's January 16, 2020 open meeting to answer any follow-up questions. On January 16, 2020, the PUCT approved the Merger and issued its final order on January 28, 2020.
On January 3, 2020, the Company and IIF filed an unopposed stipulation with the NMPRC regarding the Merger. A hearing at the NMPRC for the unopposed stipulation was held on January 16, 2020. On January 16, 2020, the Hearing Examiner agreed

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

with the consent of parties to waive briefing. On February 12, 2020, the Hearing Examiner issued an Amended Certification of the Stipulation in which it is recommended that the NMPRC approve the unopposed stipulation subject to the parties agreeing to the Hearing Examiner's modifications. A final order is expected in March 2020.

On December 5, 2019, the FERC requested additional information regarding the parties to the Merger. On January 6, 2020, the Company and IIF filed a joint response to FERC's inquiry. On January 17, 2020, the Company and IIF filed a second supplement to the application. The FERC established a January 27, 2020 deadline date for comments on the filings. Several motions to intervene were filed, along with a protest of the January 6, 2020 response. On February 6, 2020, the Company and IIF filed a reply to the January 27, 2020 protest. The joint applications filed with the FERC and the NRC are pending.
Texas Regulatory Matters
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory, and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues (the "2017 Texas Retail Rate Case"). On November 2, 2017, the Company filed the Joint Motion to Implement Uncontested Stipulation and Agreement with the Administrative Law Judges ("ALJ") for the 2017 Texas Retail Rate Case.
On December 18, 2017, the PUCT issued a final order in Docket No. 46831 ("2017 PUCT Final Order"), which provides, among other things, for the following: (i) an annual non-fuel base rate increase of $14.5 million; (ii) a return on equity of 9.65%; (iii) all new plant in service as filed in the Company's rate filing package was prudent and used and useful and therefore is included in rate base; (iv) recovery of the costs of decommissioning Four Corners Generating Station ("Four Corners") in the amount of $5.5 million over a seven year period beginning August 1, 2017; (v) the Company to recover reasonable rate case expenses of approximately $3.4 million through a separate surcharge over a three year period; and (vi) a requirement that the Company file a refund tariff if the federal statutory income tax rate, as it relates to the Company, is decreased before the Company files its next rate case. The 2017 PUCT Final Order also established baseline revenue requirements for recovery of future transmission and distribution investment costs (for which the Company could seek recovery after January 1, 2019) and includes a minimum monthly bill of $30.00 for new residential customers with distributed generation, such as private rooftop solar. Additionally, the 2017 PUCT Final Order allowed for the annual recovery of $2.1 million of nuclear decommissioning funding and establishes annual depreciation expense that is approximately $1.9 million lower than the annual amount requested by the Company in its initial filing. Finally, the 2017 PUCT Final Order allowed for the Company to recover revenues associated with the relate back of rates to consumption on and after July 18, 2017, through a separate surcharge.
New base rates, including additional surcharges associated with rate case expenses and the relate back of rates to consumption on and after July 18, 2017, through December 31, 2017, were implemented in January 2018. The surcharge for the relate back of rates expired on January 9, 2019, with a net over-recovery balance of $0.5 million that was addressed in the fuel reconciliation proceeding filed on September 27, 2019, which was assigned PUCT Docket No. 50058.
The 2017 PUCT Final Order required the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, was decreased before the Company files its next general rate case. Following the enactment of the TCJA on December 22, 2017, and in compliance with the 2017 PUCT Final Order, on March 1, 2018, the Company filed with the PUCT and each of its Texas municipalities a proposed refund tariff designed to reduce base charges for Texas customers equivalent to the expected annual decrease of $22.7 million in federal income tax expense resulting from the TCJA changes, and an additional refund of $4.3 million for the amortization of a regulatory liability related to the reduced tax expense for the months of January through March of 2018. This filing was assigned PUCT Docket No. 48124. On March 27, 2018, the PUCT approved the Company's proposed refund tariff on an interim basis, subject to refund or surcharge, for customer billing effective April 1, 2018. Each of the Company's municipalities also implemented the Company's proposed tax credits on an interim basis effective April 1, 2018. The refund is reflected in rates over a period of one year beginning April 1, 2018, and will be updated annually until new base rates are implemented pursuant to the Company's next Texas rate case filing. The PUCT issued an order on December 10, 2018, approving the proposed refund tariff. On February 22, 2019, the Company filed with the PUCT and each of its Texas municipalities an application to modify the tax refund tariff to remove the portion of the base rate credit associated with the $4.3 million of regulatory liability amortization, which expired March 31, 2019. The filing was assigned PUCT Docket No. 49251 and approved by final order on June 27, 2019. On February 20, 2020, the Company filed its required annual update of the refund factor with the PUCT and each of its Texas municipalities. In its application, the Company proposed that the existing refund factors remain in effect. The filing is currently pending as PUCT Docket No. 50575.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
On May 1, 2018, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 48332, to establish its EECRF for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. Instead of convening a live hearing on the merits of this case, the parties agreed to enter into the record the pre-filed testimony of the parties and certain other exhibits and then file briefs on the contested issues. The ALJ issued a proposal for final decision on November 15, 2018, including the Company's fully requested incentive bonus. On January 17, 2019, the PUCT issued a final order approving a modified bonus amount of $0.9 million.

On May 1, 2019, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 49496, to establish its EECRF for 2020. In addition to projected energy efficiency costs for 2020 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $0.8 million incentive bonus for the 2018 energy efficiency program results in accordance with PUCT rules. On July 1, 2019, the Company requested, and received approval for, a suspension of the procedural schedule in order to pursue settlement of the case. On July 12, 2019, the Company informed the ALJ in the case that all parties had agreed in principle on terms for settlement. On August 14, 2019, the Company filed an unopposed settlement agreement and proposed order which resolved all issues in the proceeding, including the requested incentive bonus. The case was remanded on August 16, 2019, to the PUCT for a final order approving the settlement agreement and the Company's EECRF rates. On November 14, 2019, the PUCT issued an order approving the filed settlement.
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

On April 29, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 49482, requesting authority to implement, beginning on June 1, 2019, a four-month, interim fuel refund of $19.4 million in fuel cost over-recoveries, including interest, for the period from April 2016 through March 2019. On May 30, 2019, the Company's fuel refund credit was approved on an interim basis. The Company implemented the fuel refund in customer bills beginning June 1, 2019. On September

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

27, 2019, the PUCT issued a final order approving the fuel refund credits. The fuel refund was completed on September 30, 2019, with a total fuel refund of $20.1 million, including interest, returned to Texas customers.

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

On November 26, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 50292, requesting authority to implement, beginning on January 1, 2020, a three-month, interim fuel refund of $15.0 million in fuel cost over-recoveries for the period from April 2019 through October 2019, including interest for the period from April 2019 through March 2020. On December 12, 2019, the Company’s fuel refund credit was approved on an interim basis. The Company implemented the fuel refund in customer bills beginning January 1, 2020. As of December 31, 2019, the Company had a net fuel over-recovery balance of approximately $16.4 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2019, the Company filed an application with the PUCT, which was assigned PUCT Docket No. 50058, to reconcile $363.0 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2016, through March 31, 2019. The Company cannot predict the outcome of this filing at this time. The April 1, 2019, through December 31, 2019, Texas jurisdictional fuel and purchased power costs subject to a future prudence review total approximately $51.5 million.
Community Solar. On June 8, 2015, the Company filed a petition with the PUCT to initiate a community solar program that includes the construction and ownership of a three-megawatt ("MW") solar photovoltaic system located at Montana Power Station. Participation is on a voluntary basis, and customers contract for a set capacity (kW) amount and receive all energy produced. This case was assigned PUCT Docket No. 44800. The Company filed a settlement agreement among all parties on July 1, 2016, approving the program, and the PUCT approved the settlement agreement and program on September 1, 2016. On April 19, 2017, the Company announced that the entire three-MW program was fully subscribed by approximately 1,500 Texas customers. The Community Solar facility began commercial operation on May 31, 2017.
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
Transmission Cost Recovery Factor ("TCRF"). On January 25, 2019, the Company filed an application with the PUCT to establish its TCRF, which was assigned PUCT Docket No. 49148 (the "2019 TCRF rate filing"). The 2019 TCRF rate filing is designed to recover a requested $8.2 million of Texas jurisdictional transmission revenue requirement that is not currently being recovered in the Company's Texas base rates for transmission-related investments placed in service from October 1, 2016, through September 30, 2018, net of retirements. On September 12, 2019, the Company filed an unopposed settlement agreement and proposed order for a TCRF revenue requirement of $7.5 million with a provision for recovery of revenue relating to the period from July 30, 2019 to December 31, 2019. Such revenue through December 31, 2019, approximated $3.0 million. On December 16, 2019, the PUCT issued a final order approving the settlement agreement, and the Company's TCRF rates became effective in customer bills beginning January 1, 2020. On January 14, 2020, the Company filed with the PUCT a proposed surcharge in compliance with the final order issued in PUCT Docket No. 49148 for recovery of the $3.0 million related to 2019, over a period of 12 months beginning on April 1, 2020. The filing was assigned PUCT Docket No. 50256, and on February 7, 2020, the surcharge was approved through delegated authority by a Commission Administrative Law Judge.
Distribution Cost Recovery Factor ("DCRF"). On March 28, 2019, the Company filed an application with the PUCT and each of its Texas municipalities to establish its DCRF, which was assigned PUCT Docket No. 49395 (the "2019 DCRF rate filing"). The 2019 DCRF rate filing is designed to recover a requested $7.9 million of Texas jurisdictional distribution revenue requirement that is not currently being recovered in the Company’s Texas base rates for distribution-related investments placed in service from October 1, 2016, through December 31, 2018, net of retirements. On August 13, 2019, the Company filed an unopposed settlement

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

agreement and proposed order which resolved all issues in the proceeding and approved a DCRF revenue requirement of $7.8 million. On September 27, 2019, the PUCT issued a final order approving the settlement agreement, and the Company's DCRF rates became effective in customer bills beginning October 1, 2019.
Newman Unit 6 Certificate of Convenience and Necessity ("CCN"). On November 22, 2019, the Company filed an application with the PUCT for a CCN to own and operate a new, approximately 228 MW, natural gas-fired unit to be constructed at the Company’s existing Newman Power Station. The case was assigned PUCT Docket No. 50277. The proposed unit is called Newman Unit 6. An air permit application for Newman Unit 6 was concurrently submitted to the Texas Commission on Environmental Quality ("TCEQ"). The new unit was selected through a competitive bidding process and is needed to serve growth in customer demand, to replace older and less efficient generators that the Company plans to retire in the next several years, and to help the Company meet its planning reserve margin. The Company cannot predict the outcome of these filings at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the PURA and the PUCT.
New Mexico Regulatory Matters
Future New Mexico Rate Case Filing. The Company was required to file its next New Mexico base rate case no later than July 31, 2019. On July 10, 2019, the NMPRC issued an order approving a joint request by the Company, NMPRC Staff, and the New Mexico Attorney General to delay filing of the Company's next base rate case until after the conclusion of a proceeding addressing the pending Merger. The NMPRC order requires the Company to file its next rate case application within three months of the conclusion of the proceeding addressing the pending Merger in New Mexico. The Company cannot predict the outcome of this filing at this time. See Part II, Item 8, Financial Statements and Supplementary Data, Note T of Notes to Financial Statements for further discussion.
New Mexico Order Commencing Review of the Effects of the TCJA on Regulated New Mexico Utilities. On January 24, 2018, the NMPRC initiated a proceeding in Case No. 18-00016-UT on the impact of the TCJA on New Mexico regulated utilities. On April 4, 2018, the NMPRC issued an order requiring the Company to file a proposed interim rate rider to adjust the Company's New Mexico base revenues in amounts equivalent to the Company's reduced income tax expense for New Mexico customers resulting from the TCJA, to be implemented on or before May 1, 2018. The NMPRC order further requires that the Company record and track a regulatory liability for the excess accumulated deferred income taxes created by the change in the federal corporate income tax rate, consistent with the effective date of the TCJA, and subject to amortization determined by the NMPRC in the Company's next general rate case. The Company recorded such a regulatory liability in 2017. On April 16, 2018, after consultation with the New Mexico Attorney General pursuant to the NMPRC order, the Company filed an interim rate rider with the NMPRC with a proposed effective date of May 1, 2018. The annualized credits expected to be refunded to New Mexico customers approximate $4.9 million. The Company implemented the interim rate rider in customer bills beginning May 1, 2018 pursuant to the NMPRC order.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Fuel and Purchased Power Costs. Pursuant to NMPRC Rule 550, fuel and purchased power costs, net of the cost of off-system sales and related shared margins, are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month through the New Mexico Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC"). The Company must file an application for continued use of its FPPCAC no more than four years from the date its last FPPCAC was continued. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. The NMPRC issued a final order in the case on February 13, 2019, which authorized the Company to continue use of its FPPCAC without change and approved the Company's reconciliation of its fuel and purchased power costs for the period January 1, 2015, through December 31, 2016. New Mexico jurisdictional fuel and purchased power costs subject to a future prudence review are fuel and purchased power costs from January 1, 2017, through December 31, 2019, that total approximately $112.4 million. At December 31, 2019, the Company had a net fuel under-recovery balance of approximately $0.3 million related to the FPPCAC in New Mexico.
Amendments to the New Mexico Renewable Energy Act (the "REA"). The REA requires electric utilities to meet a Renewable Portfolio Standard ("RPS") of twenty percent of its total retail sales to New Mexico customers by 2020. Effective June 14, 2019, the New Mexico Energy Transition Act amends the REA (the "Amended REA") to, among other amendments: (i) increase the RPS to forty percent by 2025, fifty percent by 2030, and eighty percent by 2040; (ii) impose a zero-carbon standard by 2045; (iii) eliminate the reduction to the RPS requirement for sales to qualifying large non-governmental customers whose costs are capped under the REA; (iv) set a statutory reasonable cost threshold; and (v) provide cost recovery for certain undepreciated investments and decommissioning costs, such as coal-fired generation, associated with generation required by the NMPRC to be discontinued and replaced with lower or zero-carbon generation. In administering the eighty percent RPS and zero-carbon standards, the Amended REA requires the NMPRC to consider certain factors, including safety, reliability and rate impact to customers. On October 10, 2019, the NMPRC initiated a rulemaking proceeding to implement the Amended REA in Case No. 19-00296-UT. The Company is currently evaluating the impact that the Amended REA may have on its operations. Further, the Company has not determined the costs associated with complying with the Amended REA including potential fines that could be associated with non-compliance.
New Mexico RPS. Effective January 1, 2018, pursuant to the final order in NMPRC Case No. 17-00090-UT, the RPS costs for New Mexico are recovered through a separate RPS Cost Rider and not through the FPPCAC. At December 31, 2019, the Company had a net fuel over-recovery balance related to the RPS Cost Rider of approximately $2.2 million. The RPS Cost Rider is updated in an annual NMPRC filing, including a reconciliation of the prior year’s RPS costs and RPS Cost Rider revenue. On October 1, 2019, the Company filed its required application with the NMPRC for its 2019 Annual Renewable Plan in Case No. 19-0099-UT and for adjustment of its RPS Cost Rider for reconciliation of 2018 costs and revenues and to recover RPS costs for 2020. The application requests approvals of the Company's plan to meet requirements of the Amended REA. On November 18, 2019, following a second prehearing conference, the Hearing Examiner issued an order suspending the procedural schedule in order to allow the Company to amend its filed plan after the completion of an ongoing Request for Proposals to solicit possible new resources, by no later than March 31, 2020. The Company cannot predict the outcome of this filing at this time. The order suspending the procedural schedule also required the Company to file a revised RPS Cost Rider to reconcile the net fuel over-recovery balance as of December 31, 2018, which the Company filed on December 2, 2019 and which became effective on January 1, 2020.
5-MW Holloman Air Force Base ("HAFB") Facility CCN. On October 7, 2015, in Case No. 15-00185-UT, the NMPRC issued a final order approving a CCN for a five-MW solar power generation facility located on HAFB in the Company's service territory in New Mexico. The Company and HAFB negotiated a retail contract, which includes a power sales agreement for the facility, to replace the existing load retention agreement that was approved by NMPRC final order issued October 5, 2016, in Case No. 16-00224-UT. The solar generation facility began commercial operation on October 18, 2018.
Expedited Approval for CCN (Solar/Storage Project at New Mexico State University ("NMSU")). On November 20, 2019, the Company filed an application with the NMPRC requesting a certificate of public convenience and necessity to construct, own and operate a three-MW solar powered generation facility coupled with a one-MW battery storage system to be located on NMSU property in Arrowhead Park in the Company's service territory in New Mexico. The Company's application also seeks approval of a special retail rate contract between the Company and NMSU to recover the costs of the new facility and its operations from NMSU. The new facility will be a dedicated Company-owned resource serving NMSU. The Company has requested approval such that the project can begin construction in 2020 to maximize potential tax benefits. This case was assigned NMPRC Case No. 19-00350-UT. Hearings in this case currently are scheduled to begin June 4, 2020. The Company cannot predict the outcome of this filing at this time.
New Mexico Efficient Use of Energy Recovery Factor ("EUERF"). On July 1, 2016, the Company filed its annual application with the NMPRC requesting approval of its 2017 Energy Efficiency and Load Management Plan and to establish the EUERF for

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

2017. In addition to projected energy efficiency costs for 2017, the Company requested approval of a $0.4 million incentive for 2017 energy efficiency programs in accordance with NMPRC rules. This application was assigned Case No. 16-00185-UT. On February 22, 2017, the NMPRC issued a final order approving the Company’s 2017 Energy Efficiency and Load Management Plan. The Company’s EUERF was approved and effective in customer bills beginning on March 1, 2017. NMPRC rules authorize continuation of the energy efficiency programs and incentive approved in Case No. 16-00185-UT through 2018. The Company recorded approved incentives in operating revenues of $0.3 million and $0.7 million in 2018 and 2017, respectively, related to its 2015 through 2017 Energy Efficiency and Load Management Plans. During 2019, the Company recorded an incentive in operating revenues of $0.4 million related to its 2018 Energy Efficiency Programs.
On July 2, 2018, the Company filed its required application with the NMPRC for approval of its 2019-2021 Energy Efficiency and Load Management Plan and EUERF. The application was assigned Case No. 18-00116-UT. On March 6, 2019, the NMPRC issued a final order approving: (i) the Company's 2019-2021 Energy Efficiency and Load Management Plan, with minor program modifications; (ii) the base incentive of 7.1% of program expenditures, or approximately $0.4 million annually for 2019-2021; and (iii) the continuation of the Company's EUERF. During 2019, the Company recorded incentives in operating revenues of $0.4 million related to its 2019 Energy Efficiency and Load Management Plan.
Integrated Resource Plan ("IRP"). On September 17, 2018, the Company filed its IRP with the NMPRC for the period 2018-2037 ("2018 IRP") in Case No. 18-00293-UT as required by regulation and the Joint Stipulation in NMPRC Case No. 15-00241-UT, which was the Company's prior IRP filing. The triennial filing requires a public advisory process as part of the development of the plan to identify a cost-effective portfolio of resources. The filed plan is subject to written public comments filed with the NMPRC to which the Company responded on October 29, 2018. NMPRC Staff filed a written report on November 16, 2018, recommending that the NMPRC return the 2018 IRP to the Company with instructions for re-filing to correct 12 deficiencies identified by the NMPRC Staff report. On December 5, 2018, the NMPRC issued an Order Partially Accepting Integrated Resource Plan; Order Requiring Refiling for Deficiencies. Pursuant to that order, on January 3, 2019, the Company filed an amended 2018 IRP. On January 10, 2019, in light of a pending motion for reconsideration, the NMPRC ordered its Staff to provide additional information and respond to issues raised regarding the filed 2018 IRP. On March 15, 2019, NMPRC Staff filed the additional response and recommended that the Company correct one deficiency that was identified. On September 18, 2019, the NMPRC issued a variance from the IRP rule on commission review, acceptance and action, and closed the docket.
Issuance of Long-Term Debt, Securities Financing, and Guarantee of Debt. On October 7, 2015, the Company received approval in NMPRC Case No. 15-00280-UT to guarantee the issuance of up to $65.0 million of long-term debt by the Rio Grande Resources Trust II ("RGRT") to finance future purchases of nuclear fuel and to refinance existing nuclear fuel debt obligations, which remains effective. Under this authorization, on June 28, 2018, the RGRT issued $65.0 million in aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025. On October 4, 2017, the Company received additional approval in NMPRC Case No. 17-00217-UT to amend and extend the Company's Revolving Credit Facility ("RCF"), increase the commitments under the RCF by up to $450.0 million, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million 2009 Series A 7.25% Pollution Control Bonds ("PCBs") and the $37.1 million 2009 Series B 7.25% PCBs. The NMPRC approval to issue $350.0 million in long-term debt supersedes its prior approval. Under this authorization, on June 28, 2018, the Company issued $125.0 million in aggregate principal amount of the Company's 4.22% Senior Notes due August 15, 2028. Additionally, on September 13, 2018, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a $350.0 million third amended and restated credit agreement. On February 1, 2019 and April 1, 2019, the Company purchased in lieu of redemption all $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs, respectively. The bonds were purchased utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. See Part II, Item 8, Financial Statements and Supplementary Data, Note J of Notes to Financial Statements for further discussion.
On January 30, 2019, the Company submitted an application with the NMPRC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The application was assigned Case No. 19-00033-UT, and the NMPRC issued a final order approving the Company's request on March 27, 2019.
Newman Unit 6 CCN. On November 18, 2019, the Company filed an application with the NMPRC for a CCN to own and operate a new, approximately 228 MW, natural gas-fired unit to be constructed at the Company’s existing Newman Power Station. The case was assigned NMPRC Case No. 19-00349-UT. The proposed unit is called Newman Unit 6. The new unit was selected through a competitive bidding process and is needed to serve growth in customer demand, to replace older and less efficient

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

generators that the Company plans to retire in the next several years, and to help the Company meet its planning reserve margin. Hearings in the case are currently scheduled to begin on May 11, 2020. The Company cannot predict the outcome of this case at this time.
Long-Term Purchased Power Agreement ("LTPPA") Approval. On November 18, 2019, the Company filed an application with the NMPRC to request prior approval for three LTPPAs pursuant to NMPRC Rule 17.9.551 of the New Mexico Administrative Code ("Rule 551"). The case was assigned NMPRC Case No. 19-00348-UT. The three LTPPAs provide for the purchase of energy and capacity from: (i) a 100 MW solar plant to be constructed in Santa Teresa, New Mexico; (ii) a 100 MW solar plant combined with a 50 MW of battery energy storage to be constructed in Otero County, New Mexico; and (iii) a 50 MW battery energy storage facility to be constructed in Canutillo, Texas. Rule 551 requires that no utility become irrevocably obligated under a LTPPA without first obtaining the NMPRC’s written approval of the agreement. Hearings in the case are currently scheduled to begin on March 3, 2020. The Company cannot predict the outcome of this case at this time.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the NMPUA and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (i) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (ii) show cause why they should not be required to do so ("Show Cause Proceeding"). The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will prepare for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. On November 15, 2018, FERC issued an order finding that the Company had demonstrated that no rate reduction was justified and terminating the Show Cause Proceeding. The Company expects to file its request for approval to revise OATT rates in 2020.
Notice of Proposed Rulemaking ("NOPR") on Public Utility Transmission Changes to Address Accumulated Deferred Income Taxes. On November 15, 2018, the FERC issued a NOPR that proposes to direct public utilities with transmission OATT rates, a transmission owner tariff or a rate schedule to determine the amount of excess or deficient accumulated deferred income taxes caused by the TCJA’s reduction to the federal corporate income tax rate and return or recover this amount to or from customers. The NOPR has been assigned FERC Docket No. RM19-5-000. On November 21, 2019, the FERC issued a final rule, Order No. 864, which declined to adopt the proposals to require public utilities such as the Company with transmission stated rates to determine the amount of excess or deficient accumulated deferred income tax caused by the TCJA's reduction to the federal corporate income tax and return or recover this amount to or from customers.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

On January 30, 2019, the Company submitted an application with the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. Included in the FERC application, which was assigned Docket No. ES19-15-000, the Company also requested various debt-related authorizations: approval to utilize the existing RCF for short-term borrowings not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million 2009 Series A 7.25% PCBs and the $37.1 million 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. On April 18, 2019, the FERC issued an order authorizing the issuances through April 18, 2021. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. The bonds are subject to optional redemption at a redemption price of par on or after June 1, 2029. See Part II, Item 8, Financial Statements and Supplementary Data, Note J of Notes to Financial Statements for further discussion.
FERC Compliance Audit. On February 6, 2019, the FERC notified the Company that it is commencing an audit that is intended to evaluate the Company’s compliance with: (i) the approved terms, conditions, and rates of its OATT; (ii) the accounting requirements of the Uniform System of Accounts; (iii) the reporting requirements of the FERC Form No. 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports; and (iv) the regulations regarding Open Access Same-time Information Systems. The audit covers the period January 1, 2016 to the present and was assigned FERC Docket No. PA19-3-000. The Company cannot predict the outcome or findings, if any, of the FERC audit at this time.
Other Required Approvals. The Company has obtained required approvals for rates, tariffs and other approvals as required by the Federal Power Act and the FERC.
U.S. Department of Energy ("DOE"). The DOE regulates the Company's exports of power to Mexico pursuant to a DOE grant of export authorization. In addition, the Company is the holder of two presidential permits issued by the DOE under which the Company constructed and operates border crossing facilities at the U.S./Mexico border.
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
Sales for Resale and Network Transmission Service to RGEC
The Company provides firm capacity and associated energy to the RGEC pursuant to an ongoing contract with a two-year notice to terminate provision. The Company also provides network integrated transmission service to the RGEC pursuant to the Company's OATT. The contract includes a formula-based rate that is updated annually to recover non-fuel generation costs and a fuel adjustment clause designed to recover all eligible fuel and purchased power costs allocable to the RGEC. The Company's service to RGEC is regulated by FERC.

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

	Amortization Period Ends	December 31, 2019	December 31, 2018
Regulatory assets
Regulatory tax assets	(a)	$37,771	$39,519
Loss on reacquired debt (b)	June 2035	13,221	14,074
Final coal reclamation	(c)	3,405	4,065
Four Corners decommissioning	(d)	5,023	5,813
Nuclear fuel postload daily financing charge	(e)	4,197	3,717
Issuance costs related to reissued debt (b)	July 2042	1,991	728
Texas 2015 rate case costs (f)	January 2021	378	747
Texas 2017 rate case costs	January 2021	1,504	2,634
Texas TCRF surcharge (g)	March 2021	2,965	—
New Mexico renewable energy credits and related costs (h)	June 2022	3,588	4,709
New Mexico Palo Verde deferred depreciation	(i)	3,959	4,111
Fuel revenue under-recovery	(j)	327	—
Other regulatory assets	various	2,415	1,703
Total regulatory assets		80,744	81,820
Current portion (amount due within one year)		9,939	6,972
Regulatory assets, non-current		$70,805	$74,848
Regulatory liabilities
Regulatory tax liabilities	(k)	$291,619	$291,557
Accumulated deferred investment tax credit	(l)	7,122	7,872
New Mexico energy efficiency	(m)	183	1,694
Fuel revenue over-recovery	(j)	18,743	11,047
Other regulatory liabilities	various	760	1,086
Total regulatory liabilities		318,427	313,256
Current portion (amount due within one year)		19,961	14,686
Regulatory liabilities, non-current		$298,466	$298,570

______________________________

(a)
This item relates to (i) the regulatory treatment of the equity portion of AFUDC which is recovered in rate base by an offset with the related accumulated deferred income tax liability, and (ii) excess deferred state income taxes which are recovered through amortization to tax expense in cost of service. The amortization period for the excess deferred state income taxes is 15 years as established in the PUCT Final Order in Docket No. 44941 and the NMPRC Final Order in Case No. 15-00127-UT ("NMPRC Final Order").

(b)	These items are recovered as a component of the weighted cost of debt and amortized over the life of the related debt issuance.

(c)
This item relates to coal reclamation costs associated with Four Corners. The Texas portion was approved for recovery in PUCT Docket No. 46308 and is being recovered over seven years through June 2023. The New Mexico portion was approved in NMPRC Case No. 15-00109-UT and the amortization period will be established in the next general rate case.

(d)
This item relates to the decommissioning of Four Corners. The Texas portion was approved for recovery in PUCT Docket No. 46308 and is being recovered over seven years through July 2024. The New Mexico portion was approved in NMPRC Case No. 15-00109-UT and the amortization period will be established in the next general rate case.

(e)	This item is recovered through fuel recovery mechanisms established by tariffs.

(f)	The 2017 PUCT Final Order approved a new recovery period for these costs, beginning January 10, 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

(g)
This item represents revenue associated with the Company's 2019 TCRF rate filing related to the period from July 30, 2019, through December 31, 2019. The recovery period is over a period of 12 months beginning on April 1, 2020. See Part II, Item 8, Financial Statements and Supplementary Data, Note D of Notes to Financial Statements for further discussion.

(h)
This item relates to renewable energy credits and procurement plan costs, of which a component has been approved for recovery in the NMPRC Final Order. The remaining balance will be requested for recovery in the next general rate case.

(i)	The amortization period for this item is based upon the NRC license life for each unit at Palo Verde.

(j)	This item represents the net under or over-recovery of fuel and purchased power expense which is recovered or refunded through fuel rates.

(k)
This item primarily relates to the reduction in the federal corporate income tax rate from 35% to 21% as enacted by the TCJA. The amortization period for the recovery on this item will be addressed in the next base rate filings in all jurisdictions. See Part II, Item 8, Financial Statements and Supplementary Data, Note L of Notes to Financial Statements for further discussion.

(l)	The amortization period is based upon the life of the associated assets.

(m)	This item is recovered or credited through the Company's EUERF. See Part II, Item 8, Financial Statements and Supplementary Data, Note D of Notes to Financial Statements for further discussion.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

F.     Utility Plant, Palo Verde and Other Jointly-Owned Utility Plant
The table below presents the balance of each major class of depreciable assets at December 31, 2019 (in thousands):

	Gross Plant	Accumulated Depreciation	Net Plant
Nuclear production	$1,062,849	$(380,068)	$682,781
Steam and other	1,047,243	(251,827)	795,416
Total production	2,110,092	(631,895)	1,478,197
Transmission	577,758	(277,792)	299,966
Distribution	1,363,300	(403,410)	959,890
General	240,455	(78,932)	161,523
Intangible	112,545	(69,356)	43,189
Total	$4,404,150	$(1,461,385)	$2,942,765

The Company owns a 15.8% interest in each of the three nuclear generating units and common facilities ("Common Facilities") at Palo Verde, in Wintersburg, Arizona. The utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the ANPP Participation Agreement (the "Palo Verde Participants") include the Company and six other utilities: Arizona Public Service Company ("APS"), Southern California Edison Company, Public Service Company of New Mexico, Southern California Public Power Authority, Salt River Project Agricultural Improvement and Power District and the Los Angeles Department of Water and Power.
A summary of the Company’s investment in jointly-owned utility plant, excluding fuel inventories, at December 31, 2019 and 2018 is as follows (in thousands):

	December 31, 2019		December 31, 2018
	Palo Verde	Other (a)	Palo Verde	Other (a)
Electric plant in service	$1,062,849	$98,594	$1,024,771	$94,155
Accumulated depreciation	(380,068)	(77,390)	(358,606)	(75,096)
Construction work in progress	42,429	532	44,719	1,511
Total	$725,210	$21,736	$710,884	$20,570
_______________
(a) Includes three jointly-owned transmission lines.
Amortization of intangible plant (software) is provided on a straight-line basis over the estimated useful life of the asset (ranging from 3 to 15 years ). The table below presents the actual and estimated amortization expense for intangible plant for the previous three years and for the next five years (in thousands):

2017	$6,409
2018	7,297
2019	8,101
2020 (estimated)	8,403
2021 (estimated)	7,667
2022(estimated)	7,063
2023 (estimated)	6,245
2024 (estimated)	4,152

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Palo Verde
The operation of Palo Verde and the relationship among the Palo Verde Participants is governed by the Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended ("ANPP Participation Agreement"). APS serves as operating agent for Palo Verde, and under the ANPP Participation Agreement, the Company has limited ability to influence operations and costs at Palo Verde. Pursuant to the ANPP Participation Agreement, the Palo Verde Participants share costs and generating entitlements in the same proportion as their percentage interests in the generating units, and each participant is required to fund its share of fuel, operations and maintenance ("O&M") expense, and capital costs. The Company’s share of direct expenses in Palo Verde and other jointly-owned utility plants is reflected in fuel expense, O&M expense, miscellaneous other deductions, and taxes other than income taxes in the Company’s Statements of Operations. The ANPP Participation Agreement provides that if a participant fails to meet its payment obligations, each non-defaulting participant shall pay its proportionate share of the payments owed by the defaulting participant. Because it is impracticable to predict defaulting participants, the Company cannot estimate the maximum potential amount of future payment, if any, which could be required under this provision.
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
Decommissioning. Pursuant to the ANPP Participation Agreement and federal law, the Company funds its share of the estimated costs to decommission Palo Verde Units 1, 2 and 3, including the Common Facilities, through the term of their respective operating licenses and is required to maintain a minimum accumulation and funding level in its decommissioning account at the end of each annual reporting period during the life of the plant. The Company has established the NDT with an independent trustee, which enables the Company to record a current deduction for federal income tax purposes for most of the amounts funded. At December 31, 2019, the NDT had a balance of $326.0 million, which is above its minimum funding level. The Company monitors the status of the NDT and adjusts contributions accordingly.
Decommissioning costs are estimated every three years based upon engineering cost studies performed by outside engineers retained by APS. In April 2017, the Palo Verde Participants approved the 2016 Palo Verde decommissioning study ("2016 Study"). The 2016 Study estimated that the Company must fund approximately $432.8 million (stated in 2016 dollars) to cover its share of decommissioning costs which was an increase in decommissioning costs of $52.1 million (stated in 2016 dollars) from the 2013 Palo Verde decommissioning study ("2013 Study"). The effect of this change increased the ARO by $3.5 million, which was recorded during the second quarter of 2017, and increased annual expenses starting in April 2017. Although the 2016 Study was based on the latest available information, there can be no assurance that decommissioning cost estimates will not increase in the future or that regulatory requirements will not change. In addition, until a new low-level radioactive waste repository opens and operates for several years, estimates of the cost to dispose of low-level radioactive waste are subject to uncertainty. As provided in the ANPP Participation Agreement, the participants are required to conduct a new decommissioning study every three years. A 2019 Palo Verde decommissioning study (the "2019 Study") is underway and is expected to be finalized before June 30, 2020, at which time the Company will record the effects of the results of the study. If the expected cash flows as identified in the 2019 Study exceed the expected cash flows identified in the 2016 Study (stated in 2019 dollars), the ARO will increase with a corresponding increase in the ARO asset. Under such circumstances, increases in Palo Verde accretion expense and depreciation expense will occur. While the Company attempts to seek amounts in rates to meet its decommissioning obligations, it is not able to conclude, given the evidence available to it now, that it is probable these costs will continue to be collected over the period until decommissioning begins in 2044. The Company is ultimately responsible for these costs and its future actions combined with future decisions from regulators will determine how successful the Company is in this effort.
Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the DOE is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, APS, acting on behalf of itself and the Palo Verde Participants, filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. Pursuant to the terms of the August 18, 2014 settlement agreement, and as

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

amended with the DOE, APS files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year on behalf of itself and those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde based upon the ANPP Participation Agreement dated August 23, 1973. The settlement agreement, as amended, provides APS with a method for submitting claims and receiving recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019. The Company's share of costs recovered in 2019, 2018, and 2017, respectively are presented below (in thousands):

Costs Recovery Period	Amount Refunded	Amount Credited to Customers through Fuel Adjustment Clauses	Period Credited to Customers

July 2017 - June 2018	$1,604	$1,005	June 2019
July 2016 - June 2017	1,413	1,121	March 2018
July 2015 - June 2016	1,779	1,432	March 2017

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
Liability and Insurance Matters. The Palo Verde Participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law, which is currently at $13.9 billion. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $450.0 million, and the balance is covered by an industry-wide retrospective assessment program. If a loss at a nuclear power plant covered by the programs exceeds the accumulated funds in the primary level of protection, the Company could be assessed retrospective premium adjustments on a per incident basis. Under federal law, the maximum assessment per reactor under the program for each nuclear incident is approximately $137.6 million, subject to an annual limit of $20.5 million. Based upon the Company's 15.8% interest in the three Palo Verde units, the Company's maximum potential assessment per incident for all three units is approximately $65.2 million, with an annual payment limitation of approximately $9.7 million.
The Palo Verde Participants maintain $2.8 billion of "all risk" nuclear property insurance. The insurance provides coverage for property damage and decontamination at Palo Verde. For covered incidents involving property damage not accompanied by a release of radioactive material, the policy's coverage limit is $2.3 billion. The Company has also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen outage of any of the three units. The insurance coverage discussed in this and the previous paragraph is subject to certain policy conditions and exclusions. A mutual insurance company whose members are utilities with nuclear facilities issues these policies. If losses at any nuclear facility covered by this mutual insurance company were to exceed the accumulated funds for these insurance programs, the Company could be assessed retrospective premium adjustments of up to $13.8 million for the current policy period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Palo Verde O&M Expense. Included in other O&M expenses are expenses associated with Palo Verde as follows (in thousands):

Years Ended December 31,
2019	2018	2017
$95,525	$96,454	$99,364

G.     Accounting for Asset Retirement Obligations
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
The ARO liability for Palo Verde is based upon the estimated cost of decommissioning the plant from the 2016 Study. See Part II, Item 8, Financial Statements and Supplementary Data, Note F of Notes to Financial Statements. The ARO liability is calculated by adjusting the estimated decommissioning costs for spent fuel storage and a profit margin and market-risk premium factor. The resulting costs are escalated over the remaining life of the plant and finally discounted using a credit-risk adjusted discount rate. As Palo Verde approaches the end of its estimated useful life, the difference between the ARO liability and future current cost estimates will narrow over time due to the accretion of the ARO liability. Because the DOE is obligated to assume responsibility for the permanent disposal of spent fuel, such costs have not been included in the ARO calculation. The Company maintains six external trust funds with an independent trustee that are legally restricted to settling its ARO at Palo Verde. The fair value of the funds at December 31, 2019 is $326.0 million.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

An analysis of the activity of the Company’s total ARO liability from January 1, 2018 through December 31, 2019, including the effects of each year’s estimate revisions, is presented below (in thousands).

	2019	2018
ARO liability at beginning of year	$101,108	$93,029
Liabilities settled	(118)	(272)
Accretion expense	9,115	8,351
ARO liability at end of year	$110,105	$101,108

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

H.     Common Stock
Overview
The Company’s common stock has a stated value of $1 per share, with no cumulative voting rights or preemptive rights. Holders of the common stock have the right to elect the Company’s directors and to vote on other matters.
Long-Term Incentive Plan
On May 29, 2014, the Company’s shareholders approved an amended and restated stock-based long-term incentive plan ("Amended and Restated 2007 LTIP") and authorized the issuance of up to 1.7 million shares of the Company's common stock for the benefit of directors and employees. Under the Amended and Restated 2007 LTIP, shares of the Company's common stock may be issued through the award or grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, bonus stock, performance stock, cash-based awards and other stock-based awards. The Company may purchase shares on the open market, or issue shares from shares of the Company's common stock the Company has repurchased to meet the share requirements of the Amended and Restated 2007 LTIP. Beginning in 2015, shares of the Company's common stock issued for employee benefit and stock incentive plans have been issued from the shares repurchased and held in treasury stock. However, under the Merger Agreement, the Company is subject to certain limitations in which it may issue common stock pursuant to the Amended and Restated 2007 LTIP. As discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note A of Notes to Financial Statements, the Company accounts for its stock-based long-term incentive plan under the FASB guidance for stock-based compensation.
Restricted Stock with Service Condition and Other Stock-Based Awards. The Company has awarded restricted stock and other stock-based awards under its long-term incentive plan. Restrictions from resale on restricted stock awards generally lapse and awards vest over periods of one to three years, subject to continuous service requirements. The market value of the unvested restricted stock at the date of grant is amortized to expense over the restriction period net of anticipated forfeitures. Other stock-based awards, granted to directors in lieu of cash for retainers and meeting fees, are fully vested and are expensed at fair value on the date of grant and are not included in the tables below. Under the Merger Agreement, stock-based awards that are unvested would be cancelled and converted into a vested right to receive cash upon the closing of the Merger. See Part II, Item 8, Financial Statements and Supplementary Data, Note T of Notes to Financial Statements.
The expense, deferred tax benefit, and current tax benefit recognized related to restricted stock and other stock-based awards in 2019, 2018 and 2017 is presented below (in thousands):

	2019	2018	2017

Expense (a)	$2,320	$3,198	$2,997
Deferred tax benefit	487	671	1,049
Current tax benefit recognized	112	117	318

_____________________
(a) Any capitalized costs related to these expenses is less than $0.3 million for all years.
The aggregate intrinsic value and fair value at grant date of restricted stock and other stock-based awards which vested in 2019, 2018 and 2017 is presented below (in thousands):

	2019	2018	2017

Aggregated intrinsic value	$3,202	$3,771	$3,711
Fair value at grant date	2,667	3,212	2,803

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The unvested restricted stock transactions for 2019 are presented below:

	Total Shares	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (b)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Restricted shares outstanding at December 31, 2018	93,908	$51.60
Stock awards (a)	83,585	58.71
Vested	(50,504)	52.82
Forfeitures	(31,185)	49.38
Restricted shares outstanding at December 31, 2019	95,804	57.89	$2,853	$6,504

_______________________
(a) On July 31, 2019, the Company issued a special grant to the Company's former President and Chief Executive Officer ("CEO") of 27,624 shares in accordance with the Amended and Restated 2007 LTIP that is eligible for vesting immediately prior to the closing of the Merger. In the event the Merger Agreement is terminated without the closing of the Merger, these shares will be forfeited.
(b) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the outstanding restricted stock of approximately one year, subject to acceleration under the provisions of the Merger Agreement.
The weighted average fair value per share at grant date for restricted stock and other stock-based awards granted during 2019, 2018 and 2017 were:

	2019	2018	2017
Weighted average fair value per share	$58.71	$54.49	$49.78

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
Detail of performance shares vested follows:

Date Vested	Payout Ratio	Performance Shares Awarded		Compensation Costs Expensed	Period Compensation Costs Expensed	Aggregated Intrinsic Value
				(In thousands)		(In thousands)
January 29, 2020	150%	39,027	(a)	$1,109	2017-2019	$2,660
January 30, 2019	71%	39,923		2,143	2016-2018	2,046
January 31, 2018	175%	68,379		1,499	2015-2017	3,569
January 25, 2017	32%	11,314		932	2014-2016	512

___________
(a) 6,908 shares vested on December 20, 2019.
In 2020, 2021 and 2022, subject to meeting certain performance criteria and continuous service requirements, additional performance shares could vest. Under the Merger Agreement, shares would vest upon the closing of the Merger. Under the Merger

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Agreement, performance shares that are unvested would be cancelled and converted into a vested right to receive cash upon the closing for the Merger. In accordance with the FASB guidance related to stock-based compensation, the Company recognizes the related compensation expense by ratably amortizing the grant date fair value of awards over the requisite service period and the compensation expense is only adjusted for forfeitures. As of December 31, 2019, the maximum number of shares that can be issued under the Company's Amended and Restated 2007 LTIP are 145,585 shares.
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
The outstanding performance share awards at the 100% performance level is summarized below:

	Number Outstanding	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (b)	Aggregate Intrinsic Value
			(In thousands)	(In thousands)
Performance shares outstanding at December 31, 2018	175,845	$40.90
Performance share awards	49,826	48.85
Performance shares vested	(46,831)	38.78
Performance shares expired	(16,317)	38.11
Performance shares forfeited (a)	(86,677)	41.52
Performance shares outstanding at December 31, 2019	75,846	47.33	$302	$5,149

_______________________
(a) On August 1, 2019, the Company's former President and CEO forfeited the retention grant of 27,624 shares issued on December 15, 2015.
(b) The unrecognized compensation expense is expected to be recognized over the weighted average remaining contractual term of the awards of approximately one year. Under the Merger Agreement, performance shares that are unvested would be cancelled and converted into a vested right to receive cash upon the closing for the Merger.
A summary of information related to performance shares for 2019, 2018 and 2017 is presented below:

	2019	2018	2017
Weighted average per share grant date fair value per share of performance shares awarded	$48.85	$48.99	$42.62
Fair value of performance shares vested (in thousands)	1,816	1,499	298
Intrinsic value of performance shares vested (in thousands) (a)	2,514	2,040	512
Compensation expense (in thousands) (b) (c)	153	2,271	2,012
Deferred tax benefit related to compensation expense (in thousands) (b)	32	477	704

_____________________
(a) Based on a 71%, 100% and 32% performance level, respectively.
(b) Includes adjustments for estimated forfeitures.
(c) 2019 includes forfeiture of the Company's former President and CEO's retention grant included in 2018 and 2017.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Repurchase Program
No shares of the Company's common stock were repurchased during the twelve months ended December 31, 2019. Detail regarding the Company's stock repurchase program are presented below:

	Since 1999 (a)	Authorized Shares
Shares repurchased (b) (c)	25,406,184
Cost, including commission (in thousands)	$423,647
Total remaining shares available for repurchase at December 31, 2019 (d)		393,816

______________________

(a)	Represents repurchased shares and cost since inception of the stock repurchase program in 1999.

(b)	Shares repurchased does not include 86,735 treasury shares related to employee compensation arrangements that were not part of the Company's repurchase program.

(c)
Beginning in 2015, shares of the Company's common stock issued for employee benefit and stock incentive plans have been issued from the shares repurchased and held in treasury stock. The Company has issued 396,657 treasury shares since 2015 including 51,305 shares during 2019.

(d)
The Company may make purchases of shares of its common stock pursuant to its authorized program in open market transactions at prevailing prices and may engage in private transactions where appropriate. The repurchased shares will be available for issuance under employee benefit and stock incentive plans or the repurchased shares may be retired.

Authorization to Issue and Retire Shares
On January 30, 2019, the Company submitted an application with both the NMPRC and the FERC seeking approval to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. The Company received final approvals for such issuances from the NMPRC and the FERC on March 27, 2019 and April 18, 2019 respectively. Under the Merger Agreement, the Company cannot issue shares of common stock, subject to limited exceptions, without the prior written consent of Parent. In order to align the number of shares of common stock held as treasury stock by the Company with various regulatory applications, filings and orders, on May 23, 2019, the Board of Directors of the Company (the "Board of Directors") approved the cancellation of 1.4 million shares of common stock held as treasury shares by the Company effective May 31, 2019.
Dividend Policy
On December 27, 2019, the Company paid $15.7 million in quarterly cash dividends to shareholders. The Company paid a total of $61.7 million, $57.5 million and $53.3 million in cash dividends during the twelve months ended December 31, 2019, 2018 and 2017, respectively.

Under the Merger Agreement, the Company is not allowed to declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020 and $0.41 per share for quarterly dividends declared on or after June 1, 2020. See Part II, Item 8, Financial Statements, Note T of Notes to Financial Statements for further discussion.

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

	Years Ended December 31,
	2019	2018	2017
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,605,597	40,521,364	40,414,556
Dilutive effect of unvested performance awards	75,624	121,276	120,635
Diluted number of common shares outstanding	40,681,221	40,642,640	40,535,191
Basic net income per common share:
Net income	$123,037	$84,315	$98,261
Income allocated to participating restricted stock	(402)	(297)	(368)
Net income available to common shareholders	$122,635	$84,018	$97,893
Diluted net income per common share:
Net income	$123,037	$84,315	$98,261
Income reallocated to participating restricted stock	(402)	(296)	(368)
Net income available to common shareholders	$122,635	$84,019	$97,893
Basic net income per common share:
Distributed earnings	$1.515	$1.415	$1.315
Undistributed earnings	1.505	0.655	1.105
Basic net income per common share	$3.020	$2.070	$2.420
Diluted net income per common share:
Distributed earnings	$1.515	$1.415	$1.315
Undistributed earnings	1.495	0.655	1.105
Diluted net income per common share	$3.010	$2.070	$2.420

The amount of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Year Ended December 31,
	2019	2018	2017
Restricted stock awards	51,647	62,836	67,739
Performance shares (a)	10,913	22,815	—
_____________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

I.     Accumulated Other Comprehensive Income (Loss)

Upon adoption of ASU 2016-01, Financial Instruments-Overall, the Company recorded, on January 1, 2018, a cumulative effect adjustment, net of income taxes, to increase retained earnings by $41.0 million with an offset to AOCI. Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):

	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Marketable Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(23,928)	$28,463	$(11,651)	$(7,116)
Other comprehensive income before reclassifications	7,951	20,251	—	28,202
Amounts reclassified from accumulated other comprehensive income (loss)	(1,813)	(8,524)	309	(10,028)
Balance at December 31, 2017	(17,790)	40,190	(11,342)	11,058
Cumulative effect adjustment	—	(41,028)	—	(41,028)
Other comprehensive loss before reclassifications	(4,589)	(3,240)	—	(7,829)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,544)	1,136	423	(985)
Balance at December 31, 2018	(24,923)	(2,942)	(10,919)	(38,784)
Other comprehensive income (loss) before reclassifications	(9,424)	4,655	—	(4,769)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,144)	(1,713)	458	(5,399)
Balance at December 31, 2019	$(38,491)	$—	$(10,461)	$(48,952)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the twelve months ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	2019	2018	2017	Affected Line Item in the Statements of Operations

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$8,740	$9,657	$9,657	Miscellaneous non-operating income
Net loss	(3,415)	(6,387)	(6,776)	Miscellaneous non-operating deductions
	5,325	3,270	2,881	Income before income taxes
Income tax effect	(1,181)	(726)	(1,068)	Income tax expense
	4,144	2,544	1,813	Net income

Marketable securities:
Net realized gain (loss) on sale of securities	2,232	(1,445)	10,626	Investment and interest income, net
	2,232	(1,445)	10,626	Income before income taxes
Income tax effect	(519)	309	(2,102)	Income tax expense
	1,713	(1,136)	8,524	Net income

Loss on cash flow hedge:
Amortization of loss	(605)	(568)	(532)	Interest on long-term debt and revolving credit facility
	(605)	(568)	(532)	Income before income taxes
Income tax effect	147	145	223	Income tax expense
	(458)	(423)	(309)	Net income

Total reclassifications	$5,399	$985	$10,028

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

J.    Long-Term Debt and Financing Obligations
Outstanding long-term debt and financing obligations, net of issuance costs, are as follows:

	December 31,
	2019	2018
	(In thousands)
Long-Term Debt:
Pollution Control Bonds (1):
3.60% 2009 Series A refunding bonds, due 2040 (3.82% effective interest rate)	$62,765	$—
3.60% 2009 Series B refunding bonds, due 2040 (3.84% effective interest rate)	36,640	—
7.25% 2009 Series A refunding bonds, (7.46% effective interest rate)	—	62,695
7.25% 2009 Series B refunding bonds, (7.49% effective interest rate)	—	36,544
4.50% 2012 Series A refunding bonds, due 2042 (4.63% effective interest rate)	58,560	58,530
Total Pollution Control Bonds	157,965	157,769
Senior Notes (2):
Senior Notes-Public:
3.30% Senior Notes, net of discount, due 2022 (3.43% effective interest rate)	149,443	149,269
6.00% Senior Notes, net of discount, due 2035 (6.58% effective interest rate)	394,435	394,231
7.50% Senior Notes, net of discount, due 2038 (7.67% effective interest rate)	147,502	147,441
5.00% Senior Notes, net of premium, due 2044 (4.93% effective interest rate)	302,786	302,845
	994,166	993,786
Senior Notes-Private Placement:
4.22% Senior Notes, net of discount, due 2028 (4.31% effective interest rate)	124,205	124,157
Total Senior Notes	1,118,371	1,117,943
RGRT Senior Notes-Private Placement (3):
5.04% Senior Notes, Series C, due 2020 (5.16% effective interest rate)	44,969	44,928
4.07% Senior Guaranteed Notes, due 2025 (4.18% effective interest rate)	64,645	64,579
Total RGRT Senior Notes	109,614	109,507
Total long-term debt	1,385,950	1,385,219
Financing Obligations:
Revolving Credit Facility (4)	113,801	49,207
Total long-term debt and financing obligations	1,499,751	1,434,426
Current Portion (amount due within one year):
Current maturities of long term debt (1)(3)	(44,969)	(99,239)
Short-term borrowings under the revolving credit facility	(113,801)	(49,207)
	$1,340,981	$1,285,980
_____________________

(1)	Pollution Control Bonds

The Company has three series of tax exempt unsecured PCBs in aggregate principal amount of $159.8 million as of December 31, 2019. The 2009 Series A 7.25% and the 2009 Series B 7.25% PCBs with an aggregate principal amount, together, of $100.6 million had optional redemptions beginning in February 2019 and April 2019, respectively. The principal and related unamortized issuance cost on these PCBs were classified as current maturities of long-term debt as of December 31, 2018.

The Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs with an aggregate principal amount of $63.5 million, and all of the 2009 Series B 7.25% PCBs with an aggregate principal amount of $37.1 million, on February 1, 2019 and April 1, 2019, respectively, utilizing funds borrowed under the RCF.

On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. The PCBs are subject to optional redemption at a redemption price of par on or after June 1, 2029. Proceeds from the remarketing of the PCBs were primarily used to repay outstanding short-term borrowings under the RCF.

(2)	Senior Notes

The Senior Notes are unsecured obligations of the Company. They were issued pursuant to bond covenants that provide limitations on the Company’s ability to enter into certain transactions. The 6.00% Senior Notes have an aggregate principal amount of $400.0 million and were issued in May 2005. The proceeds, net of a $2.3 million discount, were used to fund the retirement of the Company's first mortgage bonds. The Company amortizes the loss associated with a cash flow hedge recorded in AOCI to earnings as interest expense over the life of the 6.00% Senior Notes. See Part II, Item 8, Financial Statements and Supplementary Data, Note Q of Notes to Financial Statements. This amortization is included in the effective interest rate of the 6.00% Senior Notes.

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

On June 28, 2018, the Company entered into a note purchase agreement with several institutional purchasers under which the Company issued and sold $125.0 million aggregate principal amount of 4.22% Senior Notes due August 15, 2028. The net proceeds from the issuance of these senior notes were used to repay outstanding short-term borrowings under the RCF for working capital and general corporate purposes. The Company pays interest on the notes semi-annually on February 15 and August 15 of each year until maturity, beginning on February 15, 2019. The Company may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount to be redeemed together with the interest on such principal amount accrued to the date of redemption, plus a make-whole amount based on the prevailing market interest rates. The issuance and sale of these senior notes was made in reliance on a private placement exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act").

(3)	RGRT Senior Notes

In 2010, the Company and RGRT, a Texas grantor trust through which the Company finances its portion of fuel for Palo Verde, entered into a note purchase agreement with various institutional purchasers. Under the terms of the agreement, RGRT issued and sold to the purchasers $110.0 million aggregate principal amount of Senior Notes ("RGRT Notes"). In August 2015 and 2017, $15.0 million and $50.0 million of the RGRT Notes, respectively, matured and were paid with borrowings from the RCF. The Company guarantees the payment of principal and interest on the RGRT Notes. In the Company’s financial statements, the assets and liabilities of RGRT are reported as assets and liabilities of the Company. In August 2020, the remaining $45.0 million of these RGRT Notes mature.

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

On June 28, 2018, the RGRT and the Company entered into a note purchase agreement with several institutional purchasers under which the RGRT issued and sold $65.0 million aggregate principal amount of 4.07% Senior Guaranteed Notes due August 15, 2025 ("RGRT Senior Notes"). The net proceeds from the RGRT Senior Notes were used to repay outstanding short-term borrowings under the RCF to finance nuclear fuel purchases. The Company guaranteed the payment of principal and interest on the RGRT Senior Notes. RGRT’s assets, liabilities and operations are consolidated in the Company’s financial statements and the RGRT Senior Notes are included as long-term debt on the balance sheet. The issuance and sale of the RGRT Senior Notes was made in reliance on a private placement exemption from the registration provisions of the Securities Act.

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

On January 14, 2014, the Company and RGRT entered into a second amended and restated credit agreement related to the RCF with JP Morgan Chase Bank, N.A., as administrative agent and issuing bank, and Union Bank, N.A., as syndication agent, and various lending banks party thereto. As of December 31, 2016, the Company had available $300.0 million and the ability to increase the RCF by up to $100.0 million with a term ending January 2019. On January 9, 2017, the Company exercised its option to extend the maturity of the RCF by one year to January 14, 2020 and to increase the size of the facility by $50.0 million to $350.0 million.

On September 13, 2018, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the RGRT, entered into a third amended and restated credit agreement ("RCF Agreement") with MUFG Union Bank, N.A., as administrative agent and as syndication agent, various issuing banks and lending banks party thereto. Under the terms of the RCF Agreement, the Company has available a $350.0 million RCF with a $50.0 million subfacility for the issuance of letters of credit, and the Company extended the term of the Company's existing $350.0 million revolving credit agreement from January 14, 2020 to September 13, 2023 ("Maturity Date"). The Company may increase the RCF by up to $50.0 million (to a total of $400.0 million) during the term of the RCF Agreement, upon the satisfaction of certain conditions more fully set forth in the RCF Agreement, including obtaining commitments from lenders or third party financial institutions. In addition, the Company may extend the Maturity Date up to two times, in each case for an additional one year period, upon the satisfaction of certain conditions more fully set forth in the RCF Agreement, including requisite lender approval.

The RCF Agreement provides that amounts borrowed by the Company may be used for, among other things, working capital and general corporate purposes. Any amounts borrowed by the RGRT may be used, among other things, to finance the acquisition and cost to process nuclear fuel. Amounts borrowed by the RGRT are guaranteed by the Company and the balance borrowed under the RCF Agreement is recorded as short-term borrowings on the balance sheet. The RCF Agreement is unsecured. In August 2017, $50.0 million aggregate principal amount of Series B 4.47% Senior Notes of the RGRT matured and was paid with borrowings from the RCF. On February 1, 2019 and April 1, 2019, respectively, the Company purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs with a principal amount of $63.5 million and 2009 Series B 7.25% PCBs with a principal amount of $37.1 million, utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs. The proceeds from the remarketing of the PCBs were principally used to repay outstanding short-term borrowings under the RCF. As of December 31, 2019, the total amount borrowed by the RGRT was $29.8 million for nuclear fuel under the RCF. As of December 31, 2019, $84.0 million of borrowings were outstanding under this facility for working capital and general corporate purposes. The weighted average interest rate on the RCF was 3.0% as of December 31, 2019, with an additional $236.0 million available to borrow.

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

Under the Merger Agreement, subject to certain exceptions, the Company cannot incur additional indebtedness over $200.0 million (excluding borrowings up to the existing borrowing capacity of the RCF), without the prior written consent of Parent.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2019, the principal amount of scheduled maturities for the next five years of long-term debt are as follows (in thousands):

2020	$45,000
2021	—
2022	150,000
2023	—
2024	—

Pursuant to the Company’s debt agreements, the Company is required to comply with various covenants and restrictions, including a total debt to capitalization ratio as required by each one of the Company’s and RGRT’s private placement debt securities and the RCF. The Company is in compliance with all of its debt covenants and restrictions.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

K. Leases

The Company’s lease population is composed of operating leases. The Company leases land in El Paso, Texas, adjacent to Newman under a lease that expires in June 2033 with a renewal option of 25 years. The Company also has several other leases for offices, parking facilities and equipment that expire within the next 5 years, including an office in Austin, Texas. The Company has transmission and distribution lines that are operated under various land rights agreements, including easements, leases, permits and franchises. The components of lease expense are as follows:

Year Ended
December 31, 2019
Lease cost (in thousands):
Operating lease cost	$1,012
Short-term lease cost	798
Variable lease cost	65
Total lease cost	$1,875
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

December 31, 2019
Operating leases:
Operating lease ROU assets (included in electric plant in service)	$5,550

Operating lease liabilities (current included in other current liabilities)	513
Operating lease liabilities (net of current included in deferred credits and other liabilities)	5,094
Total lease liabilities	$5,607

Weighted average remaining lease terms (in years)	11.91
Weighted average discount rate	4.66%
Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$897
ROU assets obtained in exchange for lease obligations (in thousands):

Year Ended
December 31, 2019
Operating leases	$5,550

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Maturities of operating lease liabilities at December 31, 2019 were as follows (in thousands):

Year ending December 31,
2020	$751
2021	676
2022	619
2023	571
2024	559
Thereafter	4,126
Total lease payments	7,302
Less imputed interest	(1,695)
Total	$5,607

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

L.    Income Taxes
On December 22, 2017, the TCJA was enacted. The TCJA includes significant changes to the Internal Revenue Code of 1986, including amendments that significantly changed the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact the Company included in the TCJA are reductions in the federal corporate income tax rate from 35% to 21%, elimination of the corporate alternative minimum tax provision, additional limitations on deductions of executive compensation, and limitations on the utilization of NOLs arising after December 31, 2017, to 80% of taxable income with no carryback but with an indefinite carryforward. The specific provisions related to regulated public utilities in the TCJA generally provide for the continued deductibility of interest expense, the elimination of bonus depreciation for property acquired and placed into service after December 31, 2017, and the continuance of rate normalization requirements for accelerated depreciation benefits and changes to deferred tax balances as a result of the change in the federal corporate income tax rate. Although the Company recorded provisional estimates of the impact of the TCJA, as of the date of enactment, no significant subsequent adjustments to the provisional estimates were recorded during the one-year measurement period as permitted by the U.S. Securities and Exchange Commission ("SEC") in Staff Accounting Bulletin No. 118.
Reductions in accumulated deferred federal income taxes due to the reduction in the corporate income tax rate to 21% under the provisions of the TCJA will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be returned to customers for certain accelerated tax depreciation benefits. Potential refunds of other excess deferred taxes will be determined by the Company’s regulators.
In February 2018, the FASB issued ASU 2018-02, which addresses concerns that the tax reduction due to the change in the corporate tax rate from 35% to 21% would be "stranded" in AOCI. ASU 2018-02 allows companies an election to reclassify stranded taxes from AOCI to retained earnings. The Company adopted ASU 2018-02 on January 1, 2019, and elected to not reclassify stranded taxes from AOCI to retain earnings. See Part II, Item 8, Financial Statements and Supplementary Data, Note B of Notes to Financial Statements for further discussion on new accounting standards.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Benefit of tax loss carryforwards	$—	$12,521
Alternative minimum tax credit carryforward	—	8,855
Pensions and benefits	33,456	31,874
Asset retirement obligations	23,239	21,305
Regulatory liabilities related to income taxes	63,103	63,378
Deferred fuel	4,124	2,483
Other	—	2,673
Total gross deferred tax assets	123,922	143,089
Deferred tax liabilities:
Plant, principally related to depreciation and basis differences	(432,073)	(437,465)
Decommissioning	(39,737)	(30,757)
Other	(510)	—
Total gross deferred tax liabilities	(472,320)	(468,222)
Net accumulated deferred income taxes	$(348,398)	$(325,133)

As of December 31, 2019, the Company had fully utilized all alternative minimum tax credit carryforwards and all other tax loss and credit carryforwards. Based on the average annual earnings before taxes for the prior three years, and excluding the effects of unusual or infrequent items, the Company believes that the deferred tax assets will be fully realized.
The Company recognized income tax expense for 2019, 2018 and 2017 as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income tax expense (benefit):
Federal:
Current	$4,827	$(4,638)	$2,507
Deferred	28,637	24,121	46,089
Total federal income tax	33,464	19,483	48,596
State:
Current	2,061	1,888	(897)
Deferred	(744)	1,941	1,816
Total state income tax	1,317	3,829	919
Generation (amortization) of accumulated investment tax credits	(750)	3,056	1,489
Total income tax expense	$34,031	$26,368	$51,004

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Income tax provisions differ from amounts computed by applying the statutory federal income tax rate of 21% in 2019 and 2018, and 35% in 2017 to book income before federal income tax as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal income tax expense computed on income at statutory rate	$32,984	$23,243	$52,243
Difference due to:
State taxes, net of federal benefit	1,041	3,059	597
Permanent tax differences	(1,405)	(682)	(2,562)
Other	1,411	748	726
Total income tax expense	$34,031	$26,368	$51,004
Effective income tax rate	21.7%	23.8%	34.2%

The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Arizona and New Mexico jurisdictions for years prior to 2015. In August 2017, the Company reached an agreement with the Texas Comptroller of Public Accounts and settled audits in Texas for tax years 2007 through 2011.
The FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recorded a decrease of $0.4 million, and a decrease of $1.2 million (net of an increase of $0.5 million), in 2019 and 2017, respectively, related to transmission and distribution costs and other amounts deducted in current and prior year Texas franchise tax returns. The Company recorded an unrecognized tax position of $0.3 million, $0.5 million, and $0.1 million in 2019, 2018 and 2017, respectively, related to tax credits taken and apportionment factors used in prior year Arizona income tax returns, which have been settled through audit. A reconciliation of the December 31, 2019, 2018 and 2017 amounts of unrecognized tax benefits are as follows (in thousands):

	2019	2018	2017
Balance at January 1	$4,700	$4,200	$5,300
Additions for tax positions related to the current year	—	—	200
Reductions for tax positions related to the current year	—	(200)	—
Additions for tax positions of prior years	400	700	400
Reductions for tax positions of prior years	(500)	—	(1,700)
Balance at December 31	$4,600	$4,700	$4,200

If recognized, $1.9 million of the unrecognized tax position at December 31, 2019, would reduce the effective tax rate. The Company recognized an income tax benefit for the decrease in unrecognized tax positions of $0.3 million for the year ended December 31, 2019.
The Company recognizes in tax expense interest and penalties related to tax benefits that have not been recognized. For the years ended December 31, 2019 and 2018, the Company recognized tax expense interest of $0.2 million and $0.6 million, respectively. For the year ended December 31, 2017 the Company recognized a tax benefit of $0.2 million. The Company had approximately $1.4 million and $1.2 million accrued for the payment of interest and penalties at December 31, 2019 and 2018, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

M.    Commitments, Contingencies and Uncertainties
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements and to meet its RPS requirements, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company’s resource needs, the economics of the transactions and specific RPS requirements. On November 18, 2019, the Company filed for regulatory approval with the NMPRC for three power purchase agreements relating to both solar and battery storage resources as a result of the Company's 2017 All Source Request for Proposal for Electric Power Supply and Load Management Resources. The three power purchase agreements filed for approval with the NMPRC included: (i) a 100 MW solar plant to be constructed in Santa Teresa, New Mexico; (ii) a 100 MW solar plant combined with a 50 MW battery energy storage to be constructed in Otero County, New Mexico; and (iii) a 50 MW battery energy storage facility to be constructed in Canutillo, Texas. These projects are contingent upon written approval from the NMPRC. See Part II, Item 8, Financial Statements and Supplementary Data, Note D of Notes to Financial Statements for further discussion. The Company has entered into the following significant agreements with various counterparties for the purchase and sale of electricity:

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
National Ambient Air Quality Standards ("NAAQS"). Under the U.S. Clean Air Act ("CAA"), the U.S Environmental Protection Agency ("EPA") sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including particulate matter, nitrogen oxide, carbon monoxide, ozone and sulfur dioxide. On October 1, 2015, the EPA released a final rule (the "Final Rule") tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion ("ppb") to 70 ppb. The EPA published the Final Rule on June 4, 2018, designating El Paso County, Texas, as "attainment/unclassifiable" under the 2015 ozone NAAQS and designating a section of southern Doña Ana County, New Mexico, as "nonattainment." In August 2018, several petitions for review of the Final Rule were filed in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"). One of these petitions, filed by the City of Sunland Park, New Mexico, specifically challenges the "attainment/unclassifiable" designation of El Paso County, Texas. The Company and other intervenors filed and were granted motions to intervene in the challenges to EPA's 2015 ozone NAAQS designations. The case was heard by the D.C. Circuit in November 2019 and a decision regarding the El Paso designation is expected in 2020.
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
Climate Change. The federal government has considered, proposed and/or finalized legislation or regulations limiting GHG emissions, including carbon dioxide. In particular, the U.S. Congress has considered legislation to restrict or regulate GHG emissions. In October 2015, the EPA published a rule establishing guidelines for states to regulate carbon dioxide emissions from existing power plants, known as the Clean Power Plan ("CPP"). On August 31, 2018, the EPA published a proposal to replace the CPP called the Affordable Clean Energy ("ACE") rule. The ACE rule was finalized in July 2019. Remaining legal challenges to the CPP were mooted in September 2019, but legal challenges to the ACE rule are ongoing. As adopted, the ACE rule is focused on coal-fired generation and would not impose requirements on our operations. However, at this time the Company cannot determine the impact that the ACE rule and related proposals and legal challenges may have on the Company's financial position, results of operations or cash flows.
Environmental Litigation and Investigations. Since July 2011, the U.S. Department of Justice, on behalf of the EPA, and APS have been engaged in substantive settlement negotiations in an effort to resolve certain pending matters. The allegations being addressed through settlement negotiations are that APS failed to obtain the necessary permits and install the controls necessary under the CAA to reduce sulfur dioxide, nitrogen oxides, and particulate matter, and that APS failed to obtain an operating permit under Title V of the CAA that reflects applicable requirements imposed by law. On June 24, 2015, the parties filed with the U.S. District Court for the District of New Mexico a settlement agreement ("CAA Settlement Agreement") resolving this matter. On August 17, 2015, the U.S. District Court entered the CAA Settlement Agreement. The agreement imposes a total civil penalty payable by the co-owners of Four Corners collectively in the amount of $1.5 million, and it requires the co-owners to pay $6.7 million for environmental mitigation projects. At December 31, 2019, the Company has accrued its remaining unpaid share of approximately $0.2 million related to this matter.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Union Matters

The Company employs approximately 1,100 individuals, about 37% of which are covered by a collective bargaining agreement. The International Brotherhood of Electrical Workers Local 960 ("Local 960") represents the Company’s employees working primarily in power generation, transmission and distribution, communications, material services, fleet services, facilities services, customer services and meter reading, and field services. On October 15, 2019, the Company reached agreement on the terms of a new collective bargaining agreement with Local 960, to be effective September 3, 2019, for a four-year term ending September 3, 2023. The agreement provides for pay increases for bargaining unit employees of 3.25% on September 3, 2019; 3.00% on September 3, 2020; 3.00% on September 3, 2021; and 3.20% on September 3, 2022.
N.    Litigation
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note D and Note M of Notes to Financial Statements for further discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.
Litigation Related to the Merger. As of February 26, 2020, three purported Company shareholders have filed lawsuits under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company’s preliminary proxy statement in connection with the Merger. These cases are captioned Stein v. El Paso Electric Company., et al., Case No. 1:19-cv-06703 in the U.S. District Court for the Southern District of New York (the "Stein Action"), Rosenblatt v. El Paso Electric Company., et al., Case No. 1:19-cv-01367-UNA in the U.S. District Court for the District of Delaware (the "Rosenblatt Action"), and Gorski v. El Paso Electric Company., et al., Case No. 1:19-cv-07211 in the U.S. District Court for the Southern District of New York (the "Gorski Action"), respectively. The Stein Action, filed on July 18, 2019, the Rosenblatt Action, filed on July 23, 2019, and the Gorski Action, filed on August 1, 2019, are asserted on behalf of putative classes of Company shareholders.
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

O.     Employee Benefits

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The obligations and funded status of the plans are presented below (in thousands):

	December 31,
	2019		2018
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Change in projected benefit obligation:
Benefit obligation at end of prior year	$335,496	$26,719	$361,989	$28,392
Service cost	8,127	415	9,086	480
Interest cost	13,451	1,003	12,013	865
Actuarial (gain) loss	56,988	1,624	(29,911)	(1,087)
Benefits paid	(15,955)	(1,940)	(17,681)	(1,931)
Benefit obligation at end of year	398,107	27,821	335,496	26,719
Change in plan assets:
Fair value of plan assets at end of prior year	272,803	—	304,389	—
Actual return (loss) on plan assets	64,368	—	(19,683)	—
Employer contribution	7,300	1,940	7,300	1,931
Benefits paid	(15,955)	(1,940)	(17,681)	(1,931)
Administrative and investment expenses	(1,364)	—	(1,522)	—
Fair value of plan assets at end of year	327,152	—	272,803	—
Funded status at end of year	$(70,955)	$(27,821)	$(62,693)	$(26,719)

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2019		2018
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Current liabilities	$—	$(2,031)	$—	$(2,153)
Noncurrent liabilities	(70,955)	(25,790)	(62,693)	(24,566)
Total	$(70,955)	$(27,821)	$(62,693)	$(26,719)

The accumulated benefit obligation in excess of plan assets is as follows (in thousands):

	December 31,
	2019		2018
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Projected benefit obligation	$(398,107)	$(27,821)	$(335,496)	$(26,719)
Accumulated benefit obligation	(364,941)	(26,413)	(308,582)	(24,251)
Fair value of plan assets	327,152	—	272,803	—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Pre-tax amounts recognized in AOCI consist of the following (in thousands):

	Years Ended December 31,
	2019		2018
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$121,622	$10,153	$112,532	$9,300
Prior service benefit	(13,475)	(68)	(16,942)	(107)
Total	$108,147	$10,085	$95,590	$9,193

The following are the weighted-average actuarial assumptions used to determine the benefit obligations:

	December 31,
	2019			2018
		Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate	3.32%	2.87%	3.31%	4.42%	4.11%	4.45%
Rate of compensation increase	4.5%	N/A	4.5%	4.5%	N/A	4.5%

The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is reviewed and updated at each measurement date. The discount rate used to measure the fiscal year end obligation is based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2019 retirement plans' projected benefit obligation by 12.2%. A 1% decrease in the discount rate would increase the December 31, 2019 retirement plans' projected benefit obligation by 15.2%.
The components of net periodic benefit cost are presented below (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Service cost (a)	$9,491	$415	$10,608	$480	$8,156	$362
Interest cost	13,451	1,003	12,013	865	12,196	863
Expected return on plan assets	(21,492)	—	(21,076)	—	(19,189)	—
Amortization of:
Net loss	5,022	770	7,531	1,022	7,572	882
Prior service benefit	(3,467)	(39)	(3,467)	(39)	(3,467)	(39)
Net periodic benefit cost	$3,005	$2,149	$5,609	$2,328	$5,268	$2,068

_____________________
(a) Service cost for the Retirement Plan for 2019 and 2018 includes expenses of $1.4 million and $1.5 million, respectively, for administrative and investment expenses paid from plan assets during the year.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The changes in benefit obligations and plan assets recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Net (gain) loss	$14,112	$1,624	$10,848	$(1,087)	$(4,265)	$2,217
Amortization of:
Net loss	(5,022)	(770)	(7,531)	(1,022)	(7,572)	(882)
Prior service benefit	3,467	39	3,467	39	3,467	39
Total recognized in other comprehensive income	$12,557	$893	$6,784	$(2,070)	$(8,370)	$1,374

The total amount recognized in net periodic benefit costs and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans	Retirement Income Plan	Non-Qualified Retirement Plans
Total recognized in net periodic benefit cost and other comprehensive income	$15,562	$3,042	$12,393	$258	$(3,102)	$3,442

The following are amounts in AOCI that are expected to be recognized as components of net periodic benefit cost during 2020 (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
Net loss	$8,127	$828
Prior service benefit	(3,467)	(39)

The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2019			2018			2017
		Non-Qualified			Non-Qualified			Non-Qualified
	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan	Retirement Income Plan	Supplemental Retirement Plan	Excess Benefit Plan
Discount rate
Benefit obligation	4.42%	4.11%	4.45%	3.77%	3.40%	3.81%	4.30%	3.76%	4.35%
Service cost	4.50%	N/A	4.53%	3.86%	N/A	3.89%	4.51%	N/A	4.52%
Interest cost	4.12%	3.68%	4.18%	3.40%	2.84%	3.48%	3.70%	2.94%	3.78%
Expected long-term return on plan assets	7.5%	N/A	N/A	7.5%	N/A	N/A	7.0%	N/A	N/A
Rate of compensation increase	4.5%	N/A	4.5%	4.5%	N/A	4.5%	4.5%	N/A	4.5%

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company’s overall expected long-term rate of return on assets is 7.5% as of January 1, 2020, which is both a pre-tax and after-tax rate as pension funds are generally not subject to income tax. The expected long-term rate of return is based on the weighted average of the expected returns on investments based upon the target asset allocation of the pension fund. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2019
Equity securities	45.3%
Fixed income	46.3%
Alternative investments	8.4%
Total	100.0%

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s Retirement Plan assets at December 31, 2019 and 2018, and the level within the three levels of the fair value hierarchy defined by the FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$2,622	$2,622	$—	$—
Common Collective Trusts (a)
Equity funds	148,163	148,163	—	—
Fixed income funds	150,439	150,439	—	—
Real asset funds	24,119	24,119	—	—
Total Common Collective Trusts	322,721	322,721	—	—
Limited Partnership Interest in Real Estate (b)	1,809
Total Plan Investments	$327,152	$325,343	$—	$—

Description of Securities	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,911	$1,911	$—	$—
Common Collective Trusts (a)
Equity funds	140,214	140,214	—	—
Fixed income funds	110,333	110,333	—	—
Real asset funds	16,990	16,990	—	—
Total Common Collective Trusts	267,537	267,537	—	—
Limited Partnership Interest in Real Estate (b)	3,355
Total Plan Investments	$272,803	$269,448	$—	$—
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The table below reflects the changes in the fair value of investments in the real estate limited partnership during the period (in thousands):

Fair Value of Investments in Real Estate
Balances at December 31, 2017	$3,853
Sale of land	(48)
Unrealized loss in fair value	(450)
Balances at December 31, 2018	3,355
Sale of land	(1,584)
Unrealized gain in fair value	38
Balances at December 31, 2019	$1,809

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve-month periods ending December 31, 2019 and 2018. There were no purchases, issuances, and settlements related to the assets in the Level 3 fair value measurement category during the twelve-month periods ending December 31, 2019 and 2018.
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
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Retirement Income Plan	Non-Qualified Retirement Plans
2020	$19,163	$2,031
2021	19,517	1,995
2022	19,870	1,958
2023	21,462	2,022
2024	21,209	1,949
2025-2029	113,539	8,363

401(k) Defined Contribution Plans
The Company sponsors 401(k) defined contribution plans covering substantially all employees. The Company provides a 50 percent matching contribution up to 6 percent of the employee’s compensation for employees who are enrolled in the final average pay pension benefit of the Retirement Plan and a 100 percent matching contribution up to 6 percent of the employee's compensation for employees who are enrolled in the cash balance pension benefit of the Retirement Plan, subject to certain other limits and exclusions. Annual matching contributions made to the savings plans for the years 2019, 2018 and 2017 were $4.7 million, $4.6 million, and $4.4 million, respectively.
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
The following table contains a reconciliation of the change in the benefit obligation, the fair value of plan assets and the funded status of the OPEB Plan (in thousands):

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at end of prior year	$60,862	$67,290
Service cost	2,242	2,591
Interest cost	2,456	2,252
Actuarial (gain) loss	889	(9,295)
Benefits paid from plan assets	(2,643)	(3,003)
Benefits paid from corporate assets	(176)	(141)
Retiree contributions	1,262	1,168
Benefit obligation at end of year	64,892	60,862
Change in plan assets:
Fair value of plan assets at end of prior year	36,287	40,873
Actual return (loss) on plan assets	6,636	(2,997)
Employer contribution	450	450
Benefits paid from plan assets	(2,643)	(3,003)
Retiree contributions	1,262	1,168
Administrative and investment expenses	(181)	(204)
Fair value of plan assets at end of year	41,811	36,287
Funded status at end of year	$(23,081)	$(24,575)

Amounts recognized in the Company's balance sheets consist of the following (in thousands):

	December 31,
	2019	2018
Current liabilities	$—	$—
Noncurrent liabilities	(23,081)	(24,575)
Total	$(23,081)	$(24,575)

Pre-tax amounts recognized in AOCI consist of the following (in thousands):

	December 31,
	2019	2018
Net gain	$(38,139)	$(36,890)
Prior service benefit	(23,472)	(28,706)
Total	$(61,611)	$(65,596)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The following are the weighted-average actuarial assumptions used to determine the accrued benefit obligations:

	December 31,
	2019	2018
Discount rate at end of year	3.41%	4.43%
Health care cost trend rates:
Initial
Pre-65 medical	5.75%	6.00%
Post-65 medical	4.50%	4.50%
Pre-65 drug	6.75%	7.00%
Post-65 drug	7.00%	8.50%
Ultimate	4.50%	4.50%
Year ultimate reached (a)	2026	2026

_____________________
(a) Pre-65 medical reaches the ultimate trend rate in 2025. Additionally, the Post-65 medical trend is assumed to be 4.50% for all years into the future.
The Company reassesses various actuarial assumptions at least on an annual basis. The discount rate is reviewed and updated at each measurement date. The discount rate used to measure the fiscal year end obligation is based on a segmented spot rate yield curve that matches projected future payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. A 1% increase in the discount rate would decrease the December 31, 2019 accumulated post-retirement benefit obligation by 14.2%. A 1% decrease in the discount rate would increase the December 31, 2019 accumulated post-retirement benefit obligation by 18.4%.
Net periodic benefit cost is made up of the components listed below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Service cost (a)	$2,423	$2,795	$2,236
Interest cost	2,456	2,252	2,723
Expected return on plan assets	(2,120)	(2,435)	(1,907)
Amortization of:
Prior service benefit	(5,234)	(6,151)	(6,151)
Net gain	(2,377)	(2,166)	(1,678)
Net periodic benefit cost	$(4,852)	$(5,705)	$(4,777)

_____________________
(a) Service cost for 2019 and 2018 includes expenses of $181 and $204 thousand, respectively, for administrative and investment expenses paid from plan assets during the year.
The changes in benefit obligations and plan assets recognized in other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net gain	$(3,626)	$(3,863)	$(10,586)
Amortization of:
Prior service benefit	5,234	6,151	6,151
Net gain	2,377	2,166	1,678
Total recognized in other comprehensive income	$3,985	$4,454	$(2,757)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The total amount recognized in net periodic benefit cost and other comprehensive income are presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Total recognized in net periodic benefit cost and other comprehensive income	$(867)	$(1,251)	$(7,534)

The amount in AOCI that is expected to be recognized as a component of net periodic benefit cost during 2020 is a prior service benefit of $3.1 million and a net gain of $2.4 million.
The following are the weighted-average actuarial assumptions used to determine the net periodic benefit cost for the twelve months ended December 31:

	2019	2018	2017
Discount rate:
Benefit obligation	4.44%	3.79%	4.37%
Service cost	4.51%	3.87%	4.59%
Interest cost	4.15%	3.38%	3.76%
Expected long-term return on plan assets	6.00%	6.12%	4.875%
Health care cost trend rates:
Initial
Pre-65 medical	6.0%	6.25%	6.5%
Post-65 medical	4.5%	4.5%	4.5%
Pre-65 drug	7.0%	7.25%	7.5%
Post-65 drug	8.5%	10.0%	10.5%
Ultimate	4.5%	4.5%	4.5%
Year ultimate reached (a)	2026	2026	2026

_____________________
(a) Pre-65 medical reaches the ultimate trend rate in 2025. Additionally, the Post-65 medical trend is assumed to be 4.50% for all years into the future.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. The effect of a 1% change in these assumed health care cost trend rates would increase or decrease the December 31, 2019 benefit obligation by $10.6 million or $8.3 million, respectively. In addition, a 1% change in said rate would increase or decrease the aggregate 2019 service and interest cost components of the net periodic benefit cost by $1.0 million or $0.8 million, respectively.
The Company's overall expected long-term rate of return on assets is 7.85%, as of January 1, 2020, on a pre-tax basis. The expected long-term rate of return on assets on an after-tax basis is 6.00% as of January 1, 2020. The trust's tax rate was assumed to be 23.60% at January 1, 2019 and January 1, 2020. The expected long-term rate of return is based on the after-tax weighted average of the expected returns on investments based upon the target asset allocation. The Company’s target allocations for the plan’s assets are presented below:

December 31, 2019
Equity securities	45.4%
Fixed income	39.3%
Alternative investments	15.3%
Total	100.0%

The OPEB Plan invests the majority of its plan assets in institutional funds which includes a diversified portfolio of domestic and international equity securities and fixed income securities. Alternative investments of the OPEB Plan are comprised of a real estate limited partnership and equity securities of real estate companies, primarily in real estate investment

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s OPEB Plan assets at December 31, 2019 and 2018 and the level within the three levels of the fair value hierarchy defined by the FASB guidance on fair value measurements are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$2,522	$2,522	$—	$—
Institutional Funds (a)
Equity funds	18,664	18,664	—	—
Fixed income funds	15,038	15,038	—	—
Multi asset funds	3,766	3,766	—	—
Real asset funds	1,482	1,482	—	—
Total Institutional Funds	38,950	38,950	—	—
Limited Partnership Interest in Real Estate (b)	339
Total Plan Investments	$41,811	$41,472	$—	$—

Description of Securities	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents	$1,353	$1,353	$—	$—
Institutional Funds (a)
Equity funds	17,887	17,887	—	—
Fixed income funds	11,437	11,437	—	—
Multi asset funds	3,576	3,576	—	—
Real asset funds	1,405	1,405	—	—
Total Institutional Funds	34,305	34,305	—	—
Limited Partnership Interest in Real Estate (b)	629
Total Plan Investments	$36,287	$35,658	$—	$—
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

The table below reflects the changes in the fair value of the investments in real estate during the period (in thousands):

Fair Value of Investments in Real Estate
Balance at December 31, 2017	$722
Sale of land	(9)
Unrealized loss in fair value	(84)
Balance at December 31, 2018	629
Sale of land	(297)
Unrealized gain in fair value	7
Balance at December 31, 2019	$339

There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve month periods ending December 31, 2019 and 2018. There were no purchases, issuances and settlements related to the assets in the Level 3 fair value measurement category during the twelve month periods ending December 31, 2019 and 2018.
The Company and the fiduciaries responsible for the OPEB Plan adhere to the traditional capital market pricing theory, which maintains that over the long term, the risk of owning equities should be rewarded with a greater return than available from fixed income investments. The Company and the fiduciaries responsible for the OPEB Plan seek to minimize the risk of owning equity securities by investing in funds that pursue risk minimization strategies and by diversifying its investments to limit its risks during falling markets. The investment manager has full discretionary authority to direct the investment of plan assets held in trust within the investment policy guidelines prescribed by the Company. The investment guidelines of the investment policy statement are in accordance with the ERISA and DOL regulations.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2020	$2,131
2021	2,277
2022	2,463
2023	2,642
2024	2,843
2025-2029	15,179

Annual Short-Term Incentive Plan
The Annual Short-Term Incentive Plan ("Incentive Plan") provides for the payment of cash awards to eligible Company employees, including each of its named executive officers. Payment of awards is based on the achievement of performance measures reviewed and approved by the Board of Directors’ Compensation Committee. Generally, these performance measures are based on meeting certain financial, operational and individual performance criteria. The financial performance goals are based on specified levels of earnings and certain O&M expenses. The operational performance goals are based on reliability and customer satisfaction. If a minimum level of earnings is not attained, no amounts will be paid under the Incentive Plan, unless the Board of Directors' Compensation Committee determines otherwise. In 2019, the Company reached the required levels of earnings, certain O&M expenses, reliability and customer satisfaction goals for an incentive payment of $14.4 million. In 2018 and 2017, the Company achieved required levels of similar goals for incentive payments of $11.0 million and $9.7 million, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

P.     Franchises and Significant Customers

Franchises
The Company operates under franchise agreements with several cities in its service territory, including one with El Paso, Texas, the largest city it serves. The franchise agreement allows the Company to utilize public rights-of-way necessary to serve its customers within El Paso. Pursuant to the El Paso franchise agreement, the Company pays to the City of El Paso, on a quarterly basis, a fee equal to 5.00% of gross revenues the Company receives for the generation, transmission and distribution of electrical energy and other services within the city. The 2005 El Paso franchise agreement set the franchise fee at 3.25% of gross revenues, but that amount has since been adjusted by two amendments. The 2010 amendment added an incremental fee equal to 0.75% of gross revenues to be placed in a restricted fund to be used by the city solely for economic development and renewable energy purposes. The 2018 amendment, approved on March 20, 2018, and applicable to bills issued on or after October 1, 2018, increased the dedicated incremental fee by 1.00% of gross revenues and extended the term of the franchise agreement by 30 years. Any assignment of the franchise agreement, including a deemed assignment as a result of a change in control of the Company, requires the consent of the City of El Paso. Accordingly, the Company on September 20, 2019, sought approval from the City of El Paso for a deemed assignment of the franchise agreement as a result of the pending Merger, which approval was granted on February 4, 2020. The El Paso franchise agreement is set to expire on July 31, 2060.
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
Military Installations
The Company serves HAFB, White Sands Missile Range ("White Sands") and Fort Bliss U.S. Army Post ("Fort Bliss"). These military installations represent approximately 2.8% of the Company's annual retail revenues in 2019. In July 2014, the Company signed an agreement with Fort Bliss under which Fort Bliss takes retail electric service from the Company under the applicable Texas tariffs. The Company serves White Sands under the applicable New Mexico tariffs. In August 2016, the Company signed a contract with HAFB under which the Company provides retail electric service and limited wheeling services to HAFB under the applicable New Mexico tariffs. As stated in the contract, HAFB purchases the full output of a Company-owned 5-MW solar facility upon its completed construction, which occurred on October 18, 2018. HAFB's other power requirements are provided under the applicable New Mexico tariffs with limited wheeling services under the contract.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Q.     Financial Instruments and Investments
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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds (1)	$157,965	$167,256	$157,769	$161,917
Senior Notes	1,118,371	1,398,645	1,117,943	1,244,310
RGRT Senior Notes (2)	109,614	114,270	109,507	111,440
RCF (2)	113,801	113,801	49,207	49,207
Total	$1,499,751	$1,793,972	$1,434,426	$1,566,874
 __________________

(1)
On February 1, 2019 and April 1, 2019, the Company purchased in lieu of redemption the 2009 Series A 7.25% PCBs with an aggregate principal amount of $63.5 million and the 2009 Series B 7.25% PCBs with an aggregate principal amount of $37.1 million, respectively, utilizing funds borrowed under the RCF. On May 22, 2019, the Company reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. See Part II, Item 8, Financial Statements and Supplementary Data, Note J of Notes to Financial Statements for further discussion.

(2)
Nuclear fuel financing, as of December 31, 2019 and December 31, 2018, is funded through $110 million RGRT Senior Notes and $29.8 million and $26.2 million, respectively, under the RCF. As of December 31, 2019, $84.0 million was outstanding under the RCF for working capital or general corporate purposes. As of December 31, 2018, $23.0 million was outstanding under the RCF for working capital or general corporate purposes. The interest rate on the Company’s borrowings under the RCF is reset throughout the period reflecting current market rates. Consequently, the carrying value approximates fair value. See Part II, Item 8, Financial Statements and Supplementary Data, Note J of Notes to Financial Statements for further discussion.

Treasury Rate Locks. The Company entered into treasury rate lock agreements in 2005 to hedge against potential movements in the treasury reference interest rate pending the issuance of the 6% Senior Notes. The treasury rate lock agreements met the criteria for hedge accounting and were designated as a cash flow hedge. In accordance with cash flow hedge accounting, the Company recorded the loss associated with the fair value of the cash flow hedge, net of tax, as a component of accumulated other comprehensive loss and amortizes the accumulated comprehensive loss to earnings as interest expense over the life of the 6% Senior Notes. In 2020, approximately $0.6 million of this accumulated other comprehensive loss item will be reclassified to interest expense.
Contracts and Derivative Accounting. The Company uses commodity contracts to manage its exposure to price and availability risks for fuel purchases and power sales and purchases and these contracts generally have the characteristics of derivatives. The Company does not trade or use these instruments with the objective of earning financial gains on the commodity price fluctuations. The Company has determined that all such contracts outstanding at December 31, 2019, except for certain natural gas commodity contracts with optionality features, that had the characteristics of derivatives met the "normal purchases and normal sales" exception provided in the FASB guidance for accounting for derivative instruments and hedging activities, and, as such, were not required to be accounted for as derivatives.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Marketable Securities. The Company’s marketable securities, included in the NDT in the balance sheets, are reported at fair value, which was $326.0 million and $276.9 million at December 31, 2019 and 2018, respectively. The investments in the NDT are classified as equity securities and temporary cash and cash equivalents restricted solely for investment in the NDT. These investments are recorded at their estimated fair value in accordance with FASB guidance for certain investments in equity securities. On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments-Overall, which eliminates the requirements to classify investments in equity securities with readily determinable fair values as trading or available for sale and requires entities to recognize changes in fair value for these securities in net income as reported in the Company's Statements of Operations. ASU 2016-01 requires a modified-retrospective approach and therefore, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
During September 2019, the Company sold all of the fixed income securities classified as available for sale held in the NDT, which approximated 450 individual securities. The proceeds were reinvested in exchange traded funds that hold similar securities. The exchange traded funds meet the definition of equity securities with readily determinable fair values and therefore are not classified as available for sale as of December 31, 2019. Furthermore, changes in the fair value of these exchange traded funds are recorded in net income as reported in the Company's Statements of Operations, as required by ASU 2016-01.
Prior to September 2019, the reported fair values included gross unrealized losses on securities classified as available for sale whose impairment the Company had deemed to be temporary. The table below presents the gross unrealized losses and the fair value of these securities as of December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities (1):
Federal Agency Mortgage Backed Securities	$6,187	$(36)	$14,567	$(510)	$20,754	$(546)
U.S. Government Bonds	4,005	(9)	36,615	(1,663)	40,620	(1,672)
Municipal Debt Obligations	3,100	(74)	9,037	(723)	12,137	(797)
Corporate Debt Obligations	22,259	(763)	11,231	(731)	33,490	(1,494)
Total	$35,551	$(882)	$71,450	$(3,627)	$107,001	$(4,509)
 ______________________

(1)	Includes approximately 156 securities, aggregated by CUSIP number.
Prior to the sale of all the Company's fixed income securities classified as available for sale, the Company monitored the length of time such securities traded below their cost basis along with the amount and percentage of the unrealized loss in determining if a decline in fair value below recorded cost was considered to be other than temporary. In accordance with the FASB guidance, such impairment losses were recognized in net income, and a lower cost basis was established for these securities. The Company does not anticipate expending monies held in the trust before 2044 or a later period when decommissioning of Palo Verde begins. For the twelve months ended December 31, 2019, 2018 and 2017, the Company did not recognize any other than temporary impairment losses on its available for sale securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Investments categorized as available for sale securities also included gross unrealized gains which had not been recognized in the Company's net income prior to September 2019. The table below presents the unrecognized gross unrealized gains and the fair value of these securities, aggregated by investment category as of December 31, 2018 (in thousands):

	December 31, 2018
	Fair Value	Unrealized Gains
Description of Securities:
Federal Agency Mortgage Backed Securities	$9,959	$176
U.S. Government Bonds	6,987	149
Municipal Debt Obligations	1,952	120
Corporate Debt Obligations	8,283	222
Total Debt Securities	27,181	667

The Company's available for sale securities in the NDT were sold from time to time and the Company used the specific identification basis to determine the amount to reclassify from AOCI into net income. The proceeds from the sale of these securities during the twelve months ended December 31, 2019, 2018 and 2017 and the related effects on pre-tax income are as follows (in thousands):

	2019	2018	2017
Proceeds from sales or maturities of available-for-sale securities	$168,177	$25,955	$97,037
Gross realized gains included in pre-tax income	$4,815	$17	$11,773
Gross realized losses included in pre-tax income	(2,583)	(1,462)	(1,147)
Net gains (losses) included in pre-tax income	$2,232	$(1,445)	$10,626

Upon the adoption of ASU 2016-01, Financial Instruments-Overall, on January 1, 2018, the Company began recording changes in fair market value for equity securities held in the NDT in the Company's Statements of Operations. The unrealized gains and losses recognized during the twelve months ended December 31, 2019 and 2018 and related effects on pre-tax income are as follows (in thousands):

	December 31, 2019	December 31, 2018

Net gains and (losses) recognized on equity securities	$36,282	$(11,522)
Less: Net gains recognized on equity securities sold	430	7,079
Unrealized gains and (losses) recognized on equity securities still held at reporting date	$35,852	$(18,601)

Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the balance sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the NDT investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds - International Equity investments are valued using the NAV provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets and have readily determinable fair values. Accordingly, such fund values are categorized as Level 1.

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. Financial assets utilizing Level 2 inputs include the NDT investments in fixed income securities

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

that were sold by the Company in September 2019 and reinvested in similar fixed income securities held in exchange traded funds. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

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
The fair value of the NDT and investments in debt securities at December 31, 2019 and 2018, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,587	$—	$—	$1,587
Equity Securities:
Domestic (a)	$295,065	$295,065	$—	$—
International	29,202	29,202	—	—
Total Equity Securities	324,267	324,267	—	—
Cash and Cash Equivalents	1,731	1,731	—	—
Total	$325,998	$325,998	$—	$—
_________________
(a) Includes $148.1 million held in exchange traded funds with underlying investments in debt securities that meet the definition of equity securities with readily determinable fair values.

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
Available for sale:
Federal Agency Mortgage Backed Securities	30,713	—	30,713	—
U.S. Government Bonds	47,607	47,607	—	—
Municipal Debt Obligations	14,089	—	14,089	—
Corporate Debt Obligations	41,773	—	41,773	—
Total Available for Sale Debt Securities	134,182	47,607	86,575	—
Cash and Cash Equivalents	6,858	6,858	—	—
Total	$276,905	$190,330	$86,575	$—

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

Below is a reconciliation of the beginning and ending balance of the fair value of the investment in debt securities classified as trading securities (in thousands):

	2019	2018
Balance at January 1	$1,656	$1,735
Net unrealized losses in fair value recognized in income (a)	(69)	(79)
Balance at December 31	$1,587	$1,656
_____________________
(a) These amounts are reflected in the Company's Statements of Operations as investment and interest income.
There were no transfers in or out of Level 1 and Level 2 fair value measurements categories due to changes in observable inputs during the twelve months ended December 31, 2019 and 2018. There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the twelve months ended December 31, 2019 and 2018.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

R.    Supplemental Statements of Cash Flows Disclosures

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid (refunded) for:
Interest on long-term debt and borrowing under the revolving credit facility	$70,997	$70,016	$70,523
Income tax paid (refunded), net	(1,451)	3,546	2,055
Non-cash investing and financing activities:
Changes in accrued plant additions	2,912	1,075	(5,090)
Grants of restricted shares of common stock	1,393	1,039	1,171
Issuance of performance shares	2,520	1,499	932
Non-cash operating activities:
Operating lease liabilities arising from obtaining ROU assets	5,550	—	—

S.     Selected Quarterly Financial Data (Unaudited)
The following table summarizes the Company’s unaudited results of operations on a quarterly basis. The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

	2019 Quarters				2018 Quarters
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
			(In thousands except for share data)
Operating revenues (1)	$190,103	$294,453	$203,075	$174,363	$190,823	$300,271	$236,796	$175,713
Operating income	13,419	114,027	46,338	4,309	15,113	99,933	53,139	4,044
Net income (loss)	12,942	77,880	26,126	6,089	(15,285)	73,271	33,295	(6,966)
Basic earnings per share:
Net income (loss)	0.32	1.91	0.64	0.15	(0.38)	1.80	0.82	(0.17)
Diluted earnings per share:
Net income (loss)	0.32	1.91	0.64	0.15	(0.38)	1.79	0.82	(0.17)
Dividends declared per share of common stock	0.385	0.385	0.385	0.360	0.360	0.360	0.360	0.335
 ________________

(1)
Operating revenues are seasonal in nature, with the peak sales periods generally occurring during the summer months. Comparisons among quarters of a year may not represent overall trends and changes in operations.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

T. Agreement and Plan of Merger

On June 1, 2019, the Company entered into the Merger Agreement, by and among the Company, Parent and Merger Sub. Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of IIF.
On and subject to the terms and conditions set forth in the Merger Agreement, upon the closing of the Merger, each share of common stock including outstanding and unvested restricted stock and unvested performance stock of the Company shall be cancelled and converted into the right to receive $68.25 in cash, without interest (the "Merger Consideration").
The Company, Parent and Merger Sub each have made various representations, warranties and covenants in the Merger Agreement. Among other things, the Company has agreed, subject to certain exceptions, to conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the closing of the Merger, and not to take certain actions prior to the closing of the Merger without the prior written consent of Parent (which consent shall not be unreasonably withheld, conditioned or delayed). The Company has made certain additional customary covenants, including, subject to certain exceptions: (i) to cause a meeting of the Company’s shareholders to be held to consider approval of the Merger Agreement, (ii) not to solicit proposals relating to alternative business combination transactions and not to participate in discussions concerning, or furnish information in connection with, alternative business combination transactions and (iii) not to withdraw its recommendation to the Company’s shareholders regarding the Merger. In addition, subject to the terms of the Merger Agreement, the Company, Parent and Merger Sub are required to use reasonable best efforts to obtain all required regulatory approvals, which will include clearance under federal antitrust laws and certain approvals by federal and state regulatory bodies, subject to certain exceptions, including that such efforts not result in a Burdensome Condition (as defined in the Merger Agreement). Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient to consummate the Merger and the other transactions contemplated by the Merger Agreement, including payment of the aggregate Merger Consideration.

Consummation of the Merger is subject to various conditions, including: (i) approval of the shareholders of the Company, (ii) expiration or termination of the applicable HSR Act waiting period, (iii) receipt of all required regulatory and statutory approvals without the imposition of a Burdensome Condition, (iv) absence of any law or order prohibiting the consummation of the Merger and (v) other customary closing conditions, including (a) subject to materiality qualifiers, the accuracy of each party's representations and warranties, (b) each party's compliance in all material respects with its obligations and covenants under the Merger Agreement and (c) the absence of a material adverse effect with respect to the Company.

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

On August 2, 2019, the Company filed a definitive proxy statement with the SEC in connection with the Merger. As of the date of this Annual Report on Form 10-K, three purported Company shareholders have filed lawsuits alleging violations under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note N of Notes to Financial Statements.
On August 13, 2019, the Company, Parent and IIF US Holding 2 LP, an affiliate of IIF, as applicable, filed (i) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the PURA, which was assigned PUCT Docket No. 49849, (ii) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the NMPUA and NMPRC Rule 450, which was assigned NMPRC Case No. 19-00234-UT, (iii) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC19-120-000, and (iv) the joint application for regulatory approval for the indirect transfer of the Company’s NRC licenses to Parent from the NRC under the Atomic Energy Act of 1954, which was assigned Docket ID NRC-2019-0214. In addition, on August 13, 2019, the Company and Parent sought the authorization of the FCC to assign or transfer control of the Company’s FCC licenses under FCC File No. 008737430. On December 4, 2019, the Company and Parent received consent from

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

the FCC to transfer the Company's FCC licenses.
On August 16, 2019, the Company and Parent filed the notification and report form with the Antitrust Division of the Department of Justice and the FTC under the HSR Act, which was assigned Transaction Identification No. 2019 1858. On September 3, 2019, the Company and Parent received notice from the FTC granting early termination of the waiting period under the HSR Act.
At a special meeting of the Company's shareholders held on September 19, 2019, the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and the compensation that will or may become payable by the Company to its named executive officers in connection with the Merger.
Under the Merger Agreement, the consent to the Merger by the City of El Paso under its franchise agreement with the Company is a condition to the closing of the Merger. Under the franchise agreement, if the City of El Paso does not grant its consent to the Merger, the franchise agreement would terminate upon the closing of the Merger. On September 20, 2019, the Company submitted the Franchise Agreement Assignment Application to the City of El Paso to receive the City's consent to the Merger. On February 4, 2020, the City of El Paso passed Ordinance No. 019022 approving the Franchise Agreement Assignment Application and granting the City of El Paso's consent to the Merger.

On November 21, 2019, the Company and IIF reached an agreement in principle with the PUCT staff and most intervenors regarding the Merger. The PUCT issued an order delaying the hearing on the merits in order to assist in reaching a unanimous settlement. The parties continued discussions and provided an update on the status of settlement at the PUCT meeting on December 13, 2019. A non-unanimous settlement was filed with the PUCT on December 18, 2019, resolving substantially all issues in the application. The hearing at the PUCT on the non-unanimous issues was held on January 7, 2020, at the conclusion of which the PUCT requested the Company and IIF attend the PUCT's January 16, 2020 open meeting to answer any follow-up questions. On January 16, 2020, the PUCT approved the Merger and issued its final order on January 28, 2020.

On January 3, 2020, the Company and IIF filed an unopposed stipulation with the NMPRC regarding the Merger. A hearing at the NMPRC for the unopposed stipulation was held on January 16, 2020. On January 16, 2020, the Hearing Examiner agreed with the consent of parties to waive briefing. On February 12, 2020, the Hearing Examiner issued an Amended Certification of the Stipulation in which it is recommended that the NMPRC approve the unopposed stipulation subject to the parties agreeing to the Hearing Examiner's modifications. A final order is expected in March 2020.

On December 5, 2019, the FERC requested additional information regarding the parties to the Merger. On January 6, 2020, the Company and IIF filed a joint response to FERC's inquiry. On January 17, 2020, the Company and IIF filed a second supplement to the application. The FERC established a January 27, 2020 deadline date for comments on the filings. Several motions to intervene were filed, along with a protest of the January 6, 2020 response. On February 6, 2020, the Company and IIF filed a reply to the January 27, 2020 protest. The joint applications filed with the FERC and the NRC are pending.

Subject to receipt of remaining approvals and satisfaction of the other closing conditions, the Company anticipates that the closing of the Merger will occur in the first half of 2020.

The Company and IIF have agreed to numerous regulatory commitments in connection with the Merger under the agreements with the PUCT, NMPRC, and the City of El Paso discussed above. Among the commitments that will apply to the Company as of the closing of the Merger are the issuance of rate credits to its Texas customers in a total aggregate amount of $21 million and to New Mexico customers of $8.7 million. Both rate credits will be distributed among customers in 36 monthly installments. The Company will make a tariff filing to implement the rate credit no later than 45 days or 7 days, respectively in Texas and New Mexico, after the closing of the Merger. The Company will not attempt to recover the value of these rate credits in future rate cases.
In connection with the pending Merger, the Company recorded $12.1 million of strategic transaction costs, principally related to advisory fees, legal, and other consulting costs, in the twelve months ended December 31, 2019, which are reflected in Other income (deductions) - Strategic transaction costs in the Company's Statements of Operations. The Company will not attempt to recover strategic transaction costs in future rate cases. The Company will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

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

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting. Management’s Annual Report on Internal Control over Financial Reporting is included herein under the caption "Management Report on Internal Control Over Financial Reporting" on page 46 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting. In August 2019, the Company replaced its existing human resource and payroll management system. Throughout the system implementation the Company considered system impact on internal controls and procedures and concluded that the implementation resulted in no material changes in our internal controls over financial reporting. In addition, there were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended December 31, 2019, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by Item 10 concerning our directors will be set forth in an amendment to this Form 10-K or in our definitive proxy statement for the 2020 Annual Meeting of Shareholders ("2020 Proxy Statement") under the heading "Nominees and Directors of the Company" and is incorporated herein by reference pursuant to Instruction G to Form 10-K. The information called for by Item 10 regarding our executive officers is included herein under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.
The information called for by Item 10 concerning the identification of our standing audit committee will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the caption "Committees" under the heading "Directors' Meetings, Compensation and Committees," and under the heading "Audit Committee Report" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
The information called for by Item 10 concerning our audit committee financial experts will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the caption "Committees" under the heading "Directors' Meetings, Compensation and Committees" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
The information called for by Item 10 concerning compliance with Section 16(a) of the Exchange Act will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
We have adopted a Code of Ethics. The information called for by Item 10 concerning our Code of Ethics will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the caption "Business Conduct Policies" under the heading "Corporate Governance," and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

Executive Officers of the Registrant
The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company as of February 26, 2020 were as follows:

Name	Age	Current Position and Business Experience
Adrian J. Rodriguez	41
Interim Chief Executive Officer, General Counsel and Assistant Secretary since July 2019; Senior Vice President, General Counsel and Assistant Secretary from September 2017 to July 2019; Vice President, General Counsel and Assistant Secretary from May 2017 to September 2017; Principal Attorney from July 2016 to May 2017; Senior Attorney from November 2014 to July 2016; Staff Attorney from April 2013 to November 2014.

Nathan T. Hirschi	56	Senior Vice President and Chief Financial Officer since October 2013; Vice President and Controller from March 2010 to October 2013.
Elaina L. Ball	45
Senior Vice President and Interim Chief Operating Officer since July 2019; Senior Vice President and Chief Administrative Officer from April 2018 to July 2019. Chief Operating Officer from November 2016 to April 2018; Interim Chief Operating Officer from December 2015 to October 2016; Vice President Power Production from October 2013 to December 2015; Plant Manager from September 2012 to October 2013 for Austin Energy, City of Austin, Texas.

Steven T. Buraczyk	52
Senior Vice President of Operations since October 2013; Vice President of Regulatory Affairs from April 2013 to October 2013; Vice President of Power Marketing and Fuels and Resource and Delivery Planning from August 2012 to April 2013; Vice President of System Operations and Planning from January 2011 to August 2012; Vice President of Power Marketing and Fuels from July 2008 to January 2011.

Rocky R. Miracle	67
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

Russell G. Gibson	67	Vice President and Controller since September 2014. Chief Financial Officer and Vice President from June 2006 to September 2014 for ReadyOne Industries, Inc.

Item 11.	Executive Compensation

The information called for by Item 11 will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the heading "Summary of Compensation" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference pursuant to Instruction G to Form 10-K.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	—	$—	1,321,934
Equity compensation plans
not approved by security holders	—	—	—
Total	—	$—	1,321,934

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the heading "Certain Relationships and Related Party Transactions."

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 will be set forth in an amendment to this Form 10-K or in the 2020 Proxy Statement under the heading "Independent Registered Public Accounting Firm."

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

Exhibit Number		Title
Exhibit 2 –	Plan of Acquisition, Reorganization, Liquidation, or Succession:
**2.01	–
Agreement and Plan of Merger by and among the Company, Sun Jupiter Holdings LLC, and Sun Merger Sub Inc., dated as of June 1, 2019. (Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on June 3, 2019)

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

Exhibit Number		Title
4.16	–	Note Purchase Agreement, dated as of June 28, 2018, between El Paso Electric Company and the purchasers named therein. (Exhibit 10.2 to the Company's Current Report Form 8-K, filed on June 29, 2018)
*4.17	–	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
Exhibit 10 –	Material Contracts:
10.01	–
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
Third Amended and Restated Credit Agreement, dated as of September 13, 2018, by and among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee of the Rio Grande Resources Trust II, various issuing banks party thereto and various lending banks party thereto and MUFG Union Bank, N.A., as administrative agent and as syndication agent. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2018)

10.20-01	–
Consent and Waiver, dated as of August 9, 2019, in connection with the Third Amended and Restated Credit Agreement, dated as of September 13, 2018, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the Rio Grande Resources Trust II. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

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

10.28-01	–	Letter Agreement, dated November 12, 2018, to Exhibit 10.28.
10.29	–	Settlement Agreement between the State of Texas and the Company, dated October 17, 2006. (Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
#10.30	–	El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2007)
#10.30-01	–	Amended and Restated 2007 Long-Term Incentive Plan to Exhibit 10.30. (Exhibit 99.1 to the Company's Registration Statement (No. 333-196628) on Form S-8, filed on June 6, 2014)
#10.30-02	–	First Amendment to the Exhibit 10.30-01. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2018)
#10.31	–	Long-Term Incentive Award Agreement (For Non-Employee Directors). (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
#10.32	–	Long-Term Incentive Award Agreement (For Employees). (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
#10.33	–
Form of Performance Share Award Agreement for outstanding awards between the Company and certain officers of the Company. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.34	–	Form of Performance Share Award Agreement between the Company and certain officers of the Company. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2018)
#10.35	–	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

Exhibit Number		Title
#10.36	–	Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 5, 2018)
#10.37	–	Change of Control Agreement between Mary E. Kipp and the Company, dated as of May 31, 2019. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.38	–	Change of Control Agreement between Nathan T. Hirschi and the Company, dated as of May 31, 2019. (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.39	–	Change of Control Agreement between Adrian J. Rodriguez and the Company, dated as of May 31, 2019. (Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.40	–	Retention Agreement between Rocky R. Miracle and the Company, dated as of May 31, 2019. (Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.41	–	Retention Agreement between Steven T. Buraczyk and the Company, dated as of June 30, 2019. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 1, 2019)
#10.42	–	Separation Agreement between Mary E. Kipp and the Company, effective as of July 1, 2019. (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 1, 2019)
#10.43	–
Form of Restricted Stock Award Agreement between the Company and Mary E. Kipp, former Chief Executive Officer of the Company, dated July 31, 2019. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

Exhibit 23 –	Consent of Experts:
*23.01	–	Consent of KPMG LLP (set forth on page 133 of this report)
Exhibit 24 –	Power of Attorney:
*24.01	–	Power of Attorney (set forth on page 131 of this report)
*24.02	–	Certified copy of resolution authorizing signatures pursuant to Power of Attorney
Exhibit 31 and 32 –	Certifications:
*31.01	–	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.01	–	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99 –	Additional Exhibits:
99.01	–	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to the Company's Registration Statement No. 33-99744 on Form S-1)
99.02	–	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
99.03	–	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
99.04	–	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
Exhibit 101 –	XBRL – Related Documents:
*101.INS	–	Inline XBRL Instance Linkbase Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	–	Inline XBRL Taxonomy Extension Schema Linkbase Document
*101.CAL	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	–	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	–	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	–	The cover page from the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2019, has been formatted in Inline XBRL.

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K.
†
Agreements substantially identical in all material respects to this exhibit have been entered into between the Company and its Section 16 officers, except for the president and chief executive officer, which agreement is separately filed herewith.

Item 16.	Form 10-K Summary

None.

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each of El Paso Electric Company, a Texas corporation, and the undersigned directors and officers of El Paso Electric Company, hereby constitutes and appoints Adrian J. Rodriguez and Nathan T. Hirschi, its or his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it or him and its or his name, place and stead, in any and all capacities, with full power of each to act alone, to sign this report and any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2020.

EL PASO ELECTRIC COMPANY

By:	/s/ ADRIAN J. RODRIGUEZ
Adrian J. Rodriguez
Interim Chief Executive Officer, General Counsel, Assistant Secretary (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADRIAN J. RODRIGUEZ	Interim Chief Executive Officer, General Counsel, Assistant Secretary and Director (Principal Executive Officer)	February 26, 2020
(Adrian J. Rodriguez)

/s/ NATHAN T. HIRSCHI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
(Nathan T. Hirschi)

/s/ RUSSELL G. GIBSON	Vice President, Controller (Principal Accounting Officer)	February 26, 2020
(Russell G. Gibson)

/s/ PAUL M. BARBAS	Director	February 26, 2020
(Paul M. Barbas)

/s/ JAMES W. CICCONI	Director	February 26, 2020
(James W. Cicconi)

/s/ EDWARD ESCUDERO	Director	February 26, 2020
(Edward Escudero)

/s/ RAYMOND PALACIOS, JR	Director	February 26, 2020
(Raymond Palacios, Jr.)

/s/ ERIC B. SIEGEL	Director	February 26, 2020
(Eric B. Siegel)

/s/ STEPHEN N. WERTHEIMER	Director	February 26, 2020
(Stephen N. Wertheimer)

/s/ CHARLES A. YAMARONE	Director	February 26, 2020
(Charles A. Yamarone)