Form 10-K/A
period 2019-12-31
EL PASO ELECTRIC CO /TX/
filed 2020-04-24
CIK 31978

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

As of April 20, 2020, there were 40,787,627 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of El Paso Electric Company (the “Company”) for the fiscal year ended December 31, 2019 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020 (the “Original Form 10-K”). The Company is filing this Amendment solely to include Part III information that had been omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. All references to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders in the Original Form 10-K as a document incorporated by reference are hereby deleted.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10, 11, 12, 13 and 14 of the Original Form 10-K have been amended and restated in their entirety, and Item 15 of Part IV of the Original Form 10-K has also been amended and restated in its entirety to include new certifications by the Company’s principal executive officer and principal financial officer. No other items or sub-items of the Original Form 10-K are being amended or restated by this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above and set forth herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the Original Form 10-K.

The section of this Amendment No. 1 entitled “Report of the Compensation Committee” is not deemed to be “soliciting material” or to be “filed” with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Board of Directors

As of the date of this Amendment No. 1, the Board of Directors (the “Board”) of the Company is comprised of eight directors, as set forth below. The directors’ ages, employment history, and committee assignments as of April 20, 2020, are also set forth below. The Board has determined after applying the relevant independence criteria that all of the directors of the Company, other than Mr. Rodriguez, the Company’s Interim Chief Executive Officer, General Counsel and Assistant Secretary, are independent.

Paul M. Barbas

Mr. Barbas is the retired President and Chief Executive Officer (“CEO”) of DPL Inc. and its principal subsidiary, The Dayton Power and Light Company (“DP&L”).  Mr. Barbas is 63 years old and has been a director of the Company since May 2017.   He is a Class I director of the Company with his term expiring at the Company’s 2022 annual meeting of shareholders.  Mr. Barbas is a director of Vistra Energy and chairs the nominating and governance committee at Vistra Energy.  Mr. Barbas was President and CEO of DPL Inc. and its principal subsidiary, DP&L, from October 2006 until December 2011.  He also served on the board of directors of DPL Inc. and DP&L.  He previously served as Executive Vice President and Chief Operating Officer of Chesapeake Utilities Corporation, a diversified utility company engaged in natural gas distribution, transmission and marketing, propane gas distribution and wholesale marketing, and other related services from 2005 until October 2006; as Executive Vice President from 2004 until 2005; and as President of Chesapeake Service Company and Vice President of Chesapeake Utilities Corporation from 2003 until 2004.  From 2001 until 2003, he was Executive Vice President of Allegheny Power, responsible for the operational and strategic functions of a $2.7 billion company serving 1.6 million customers with 3,200 employees.  He joined Allegheny Energy in 1999 as President of its Ventures unit.  Mr. Barbas also served on the board of Pepco Holdings, Inc. from September 2013 until April 2016, and Dynegy Inc. from October 2012 until its acquisition by Vistra Energy in April 2018. Mr. Barbas was selected to serve as a director due to his extensive utility, management, and oversight experience, having served in executive management positions with various utility and other companies.  He also has a broad background in finance and marketing and brings a strong understanding of power operations and energy markets. He contributes significantly to the oversight responsibilities on matters relating to executive compensation and compensation strategy

James W. Cicconi

Mr. Cicconi is the Interim Senior Executive Vice President of External and Legislative Affairs for AT&T Services, Inc.  Mr. Cicconi is 67 years old and has been a director of the Company since 1997.  He is a Class I director of the Company with his term expiring at the Company’s 2022 annual meeting of shareholders.  Mr. Cicconi was Senior Executive Vice President of External and Legislative Affairs for AT&T Services, Inc. from November 2005 until his retirement in September 2016, and he resumed the position again on an interim basis in September 2019 at the request of the chairman and board of directors of AT&T Services, Inc.  Prior to that, Mr. Cicconi served as Executive Vice President for Law and Government Affairs and General Counsel of AT&T Corp.  He served as a partner of Akin, Gump, Strauss, Hauer & Feld, LLP (“Akin Gump”) from 1991 to 1998.  While practicing law at Akin Gump, Mr. Cicconi specialized in administrative and regulatory law, as well as federal legislation, representing a range of corporate clients.  He was also involved in a number of significant transactions, including public sales, restructurings, and acquisitions.  Mr. Cicconi served as Deputy Chief of Staff to President George H. W. Bush and also served as the Senior Issues Advisor to President Bush's 1988 and 1992 election campaigns.  He also served as Special Assistant to President Ronald Reagan and to White House Chief of Staff, James A. Baker, from 1981 to 1985.  Prior to that, he was Administrative Assistant to the Governor of Texas and General Counsel to the Texas Secretary of State. Mr. Cicconi was selected to serve as a director due to his extensive legal knowledge, having served as the general counsel of a major corporation, having worked as a senior aide to two Presidents, compliance, regulatory, mergers and acquisitions, communications, public relations, external affairs, technology and technology strategy issues experience, as well as his extensive knowledge gained in his years of service as a director of the Company.

Edward Escudero

Mr. Escudero is the President and CEO of High Desert Capital LLC and is the Vice Chairman of the Board.  Mr. Escudero is 49 years old and has been a director of the Company since 2012.  He is a Class II director of the Company with his term expiring at the Company’s 2020 annual meeting of shareholders.  Mr. Escudero is President and CEO of High Desert Capital LLC, a finance company specializing in providing various types of capital alternatives to small-to-mid-size companies, a role he has held since 2008.  Previously, Mr. Escudero was Executive Vice President and Chief Financial Officer of C&R Distributing, a major distributor of fuel and lubricants and the owner of various convenience stores in west Texas and southern New Mexico.  He also served as Secretary and Chief Financial Officer of Petro Stopping Centers, LP, where he held vital roles of managing various departments including accounting, legal, human resources, audit, financial planning, and information systems.  He serves on a number of community boards, including Medical Center of the Americas Foundation., Paso Del Norte Community Foundation, WestStar Bank, Texas 2036, Trellis Company, and The Hospitals of Providence Governing Board.  Formerly, Mr. Escudero served as chairman of the El Paso Water Utility Public Service Board, as a board member of Capital Bank of El Paso, and as co‑chair of the University of Texas at El Paso Centennial Commission. Mr. Escudero was selected to serve as a director due to his extensive knowledge and experience with corporate finance and accounting, regulated financial industries, financial controls and auditing, consumer retail and marketing experience, as well as knowledge of the Texas communities served by the Company.

Raymond Palacios, Jr.

Mr. Palacios has been President of Bravo Cadillac in El Paso, Texas and Bravo Chevrolet Cadillac in Las Cruces, New Mexico since 2000 and 2004 respectively.  Mr. Palacios is 59 years old and has been a director of the Company since May 2017.  He is a Class III director of the Company with his term expiring at the Company’s 2021 annual meeting of shareholders.  Mr. Palacios began his professional career with the accounting firm BDO. He previously served as the Controller for Perry Homes based in Houston, Texas.  Mr. Palacios has served on numerous boards within the automotive industry as well as several community based not for profit boards. He served as a Board Member of the Texas Department of Motor Vehicles from September 2011 to March 2019 and served as its Chairman from June 2016 to March 2019.  He also served on the boards of Capital Bank and First Sun Bank from May 2013 until November 2017.  Mr. Palacios earned a B.B.A., Accounting from the University of Houston. He has earned the Certified Public Accountant and Certified Financial Planner designations. Mr. Palacios served in the U.S. Marine Corps. Mr. Palacios was selected to serve as a director due to his extensive knowledge of consumer retail and marketing, financial controls and auditing, and of the Company’s Texas and New Mexico service territory communities.

Adrian J. Rodriguez

Mr. Rodriguez is the Company’s Interim CEO, General Counsel and Assistant Secretary.  Mr. Rodriguez is 42 years old and has been a director of the Company since August 2019.   He is a Class I director of the Company with his term expiring at the Company’s 2022 annual meeting of shareholders.  Since August 1, 2019, he has served as the Company’s Interim CEO, General Counsel and Assistant Secretary.  He served as the Company’s Senior Vice President and General Counsel from September 2017 to August 2019 and Vice President and General Counsel from May 2017 to September 2017. Previously, Mr. Rodriguez served as an attorney in the Company’s Office of the General Counsel from April 2013 to May 24, 2017. Prior to joining the Company, Mr. Rodriguez was an attorney in the Dallas office of Vinson & Elkins LLP, where he practiced in the energy regulation practice group and complex commercial litigation practice group. Mr. Rodriguez also served as a law clerk to the United States District Court for the Western District of Texas in San Antonio.  Mr. Rodriguez received his Bachelor of Arts in Economics and Government from The University of Texas at Austin with highest honors, where he was a State of Texas recipient of the 1999 Truman Scholarship; a Master in Public Policy from Harvard University, where he was the editor-in-chief of the Harvard Journal of Hispanic Policy; and a Juris Doctorate from Columbia University School of Law, where he was a managing editor of the Columbia Law Review. Prior to his legal career, Mr. Rodriguez provided policy analysis, political research and legislative research for state legislative offices, issue advocacy and political campaigns, and a Washington D.C.-based communications firm. He serves on a number of community boards, including The Borderplex Alliance. Mr. Rodriguez was selected to serve as a director due to his extensive knowledge of the industry and the Company, its operations, its people, and the Texas and New Mexico communities served by the Company, gained in his years of service with the Company in positions of increasing responsibility, as well as his legal and professional experience with regulated industries, governmental affairs, public relations, and public policy.

Eric B. Siegel

Mr. Siegel is a retired Limited Partner of Apollo Advisors, LP (“Apollo”) and is a Senior Consultant to, and Senior Advisor to the Chairman of, the Milwaukee Brewers Baseball Club.  Mr. Siegel is 62 years old and has been a director of the Company since 1996.   He is a Class II director of the Company with his term expiring at the Company’s 2020 annual meeting of shareholders.  Mr. Siegel is a retired Limited Partner of Apollo and has been an independent business consultant since 1995.  Since 2004, Mr. Siegel has served as a Senior Consultant to, and Senior Advisor to the Chairman of, the Milwaukee Brewers Baseball Club.  He previously served as a Principal and was a Limited Partner of Apollo (a predecessor to Apollo Global Management) and Lion Advisors, LP.  Prior to joining Apollo, Mr. Siegel was a Partner of Irell & Manella LLP, where he practiced corporate law.  He serves as the lead independent director and member of the nominating and governance committee of Ares Capital Corporation, where he has been a board member and a member of the audit committee since 2004.  Mr. Siegel has previously served as a director of a number of public and private companies, including Kerzner International Limited (“Kerzner”) where he was a director and chairman of its audit and compensation committees for almost two decades, until his retirement from the Kerzner board in 2014. Mr. Siegel was selected to serve as a director due to his extensive knowledge in corporate governance, strategic planning, legal matters, regulated financial industries, and corporate finance and accounting.

Stephen N. Wertheimer

Mr. Wertheimer is a Managing Director and Founding Partner of W Capital Partners.  Mr. Wertheimer is 69 years old and has been a director of the Company since 1996.   He is a Class III director of the Company with his term expiring at the Company’s 2021 annual meeting of shareholders.  Mr. Wertheimer has been a Managing Director and Founding Partner of W Capital Partners since 2001.  He has over 30 years of experience in investment banking and principal investments.  Prior to founding W Capital Partners, Mr. Wertheimer served as Managing Director of CRT Capital Group, LLC.  He was a Founder and Managing Member of Water Capital Management from 1991 to 1997.  From 1988 to 1991, he served as a Managing Director and the Group Head of Investment Banking-Asia of PaineWebber Incorporated.  Prior to 1988, Mr. Wertheimer was a Managing Director at First Chicago Corporation, where he specialized in tax-structured domestic and international principal investments and was a Vice President with Bank of America's tax financing group making equity investments for the parent corporation.  Mr. Wertheimer has extensive board experience having served on the boards of over forty companies, both public and private.  Mr. Wertheimer is a member of the Hubbard Council of the National Geographic Society.  He is also a member of the board of directors of Ravn Air Group, Inc. and The Legacy Companies.  Mr. Wertheimer also serves as a board advisor at Inspirato, LLC.  Mr. Wertheimer was selected to serve as a director due to his extensive knowledge of corporate finance and accounting, regulated financial, environmental/alternative energy/solar, corporate governance, consumer retail and marketing, strategic planning and technology strategy.

Charles A. Yamarone

Mr. Yamarone is the Chief Corporate Governance and Compliance Officer of Houlihan Lokey, Inc. (“Houlihan Lokey”) and is the Chairman of the Board.  Mr. Yamarone is 61 years old and has been a director of the Company since 1996.   He is a Class III director of the Company with his term expiring at the Company’s 2021 annual meeting of shareholders.  Mr. Yamarone has been Chief Corporate Governance and Compliance Officer of Houlihan Lokey since January 1, 2016.  From January 2014 through December 2015, he was a Managing Director of Houlihan Lokey where he has been a senior investment banker since November 2009.  He currently advises senior management on all aspects of Houlihan Lokey’s corporate governance and compliance matters arising as a result of Houlihan Lokey’s initial public offering and subsequent status as a New York Stock Exchange (“NYSE”) listed public company.  Between 1991 and 2009, he was a senior officer of Libra Securities (“Libra”), an institutional broker dealer, and was involved in all areas of Libra's business including capital markets, corporate finance, sales and trading, research, legal, compliance, and operations.  In June 2016, Mr. Yamarone retired as a director of United Continental Holdings, Inc. (United Airlines), having served as the chairman of the compensation committee from October 2010 until June 2014, and as a member of the audit and compensation committees.  He had previously served on the Continental Airlines board of directors since 1995, where he was chairman of the human resources committee and a member of the corporate governance and social responsibility committee.  He previously served as a director of four other public companies: Bally's Grand, Inc.; LIVE Entertainment; Merry-Go-Round Enterprises, Inc.; and Vagabond Inns, Inc. Mr. Yamarone was selected to serve as a director due to his extensive knowledge of corporate finance and accounting, regulated financial, corporate governance, and financial controls and auditing

Committees

The Board has the following standing committees (the “Committees”):  Audit, Compensation, Nominating and Corporate Governance, Energy Resources and Environmental, Executive, Public Policy and Corporate Reputation, and Security.

Audit Committee

The Audit Committee, which held twelve meetings in 2019, is responsible for appointing the Company’s independent registered public accounting firm, reviewing all recommendations of the Company’s independent registered public accounting firm and the Company’s internal auditors, reviewing and approving non-audit services performed by accountants and other consultants retained by the Company, reviewing the Company’s periodic reports filed with the SEC, and otherwise overseeing the Company’s financial reporting.  The Audit Committee, in conjunction with senior management, also reviews the Company’s internal controls and disclosure controls and procedures.  The roles and responsibilities of the Audit Committee are described in detail in a written charter adopted by the Board, as amended, and available on the Company’s website at www.epelectric.com.

During 2019, the Audit Committee was composed of Chairman Escudero and directors Cicconi, Palacios, Siegel, Wertheimer, and Yamarone.  The Board has determined that each member of the Audit Committee meets the experience and independence requirements of the NYSE rules and Rule 10A‑3(b)(1)(ii) of the Exchange Act.  No member of the Audit Committee serves on the audit committee of more than three public companies.  The Board has determined that Messrs. Escudero and Yamarone meet the criteria of Audit Committee financial experts under the SEC's rules and are independent of management.

Compensation Committee

The Compensation Committee, which held eight meetings in 2019, is responsible for evaluating and approving the compensation of executive officers and the Chairman of the Board.  It also reviews and approves recommended Company-wide compensation changes for employees, as well as approves the adoption of collective bargaining agreements.  The Compensation Committee is also responsible for evaluating, adopting, and administering benefit plan programs.  The roles and responsibilities of the Compensation Committee are described in detail in a written charter adopted by the Board as amended and available on the Company’s website at www.epelectric.com.  Additional information concerning the Compensation Committee's processes and procedures for the consideration and determination of executive compensation (including its engagement of compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”)) appears under the caption “Compensation Discussion and Analysis” in “Item 11. Executive Compensation” below.

During 2019, the Compensation Committee was composed of Chairman Yamarone and directors Barbas, Cicconi, and Siegel.  The Board has determined that each member of the Compensation Committee is independent under the rules of the NYSE and Rule 10C-1(b)(1) under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, which held two meetings in 2019, is responsible for identifying qualified individuals to serve as members of the Board, recommending directors for appointment to Committees, evaluating Board performance, and overseeing and setting compensation for the members of the Board.  The roles and responsibilities of the Nominating and Corporate Governance Committee are described in detail in a written charter adopted by the Board as amended and available on the Company's website at www.epelectric.com.

During 2019, the Nominating and Corporate Governance Committee was composed of Chairman Siegel and directors Escudero and Wertheimer.  The Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the rules of the NYSE.

Energy Resources and Environmental Committee

The Energy Resources and Environmental Committee held six meetings in 2019.  The Energy Resources and Environmental Committee is responsible for reviewing and assessing the operations of the Company’s electric generating fleet, including plants for which it is an owner and operator and those plants operated by others in which it owns an interest or on which it relies; overseeing the affairs and operations of the Company and needs of the Company's transmission system; determining whether the Company has operated Company facilities in compliance with applicable environmental laws and regulations; and  identifying existing and potential environmental issues facing the Company under federal, state, and local law.  The roles and responsibilities of the Energy Resources and Environmental Committee are described in detail in a written charter adopted by the Board as amended and available on the Company's website at www.epelectric.com.

During 2019, the Energy Resources and Environmental Committee was composed of Chairman Wertheimer and directors Barbas and Yamarone.

Executive Committee

The Executive Committee consults with senior management on administrative matters and directs the strategic planning effort on behalf of the Board.  The Executive Committee may exercise all powers of the Board (except as prohibited by the Texas Business Organizations Code) between Board meetings.  In addition, the Executive Committee’s responsibilities include analyzing and making recommendations to the Board regarding the maximization of shareholder value.  The roles and responsibilities of the Executive Committee are described in detail in a written charter adopted by the Board and available on the Company's website at www.epelectric.com.

During 2019, the Executive Committee was composed of Chairman Siegel and directors Barbas, Cicconi, Escudero, Wertheimer, and Yamarone.  There were no Executive Committee meetings in 2019.

Public Policy and Corporate Reputation Committee

The Public Policy and Corporate Reputation Committee, which held eight meetings in 2019, is responsible for overseeing matters relating to the Company’s public, legislative, and regulatory affairs including, but not limited to, those relating to local government and the Company’s state and federal regulators; communication and public relations activities related to the Company’s brand and reputation; matters relating to corporate and social responsibility; and contributions by the employee political action committee, as well as corporate activities related to civic and charitable affairs in accordance with applicable regulations.  The roles and responsibilities of the Public Policy and Corporate Reputation Committee are described in detail in a written charter adopted by the Board as amended and available on the Company's website at www.epelectric.com.

During 2019, the Public Policy and Corporate Reputation Committee was composed of Chairman Cicconi and directors Escudero and Palacios.

Security Committee

The Security Committee, which held four meetings in 2019, enhances the Board's understanding and oversight of the systems (i.e., policies, controls, and procedures) that management has put in place to identify, manage, and mitigate risks related to cybersecurity and physical security; respond to incidents with respect thereto; and protect critical infrastructure assets.  The Committee also assists in the Board’s assessment of the adequacy of resources, funding, and focus within the Company with respect to cybersecurity and physical security.  The roles and responsibilities of the Security Committee are described in detail in a written charter adopted by the Board, as amended, and available on the Company's website at www.epelectric.com.

During 2019, the Security Committee was composed of Chairman Barbas and directors Escudero, Siegel, and Wertheimer.

Business Conduct Policies

The Board has adopted a Code of Ethics that applies to all directors, officers, and employees of the Company, including the CEO, the Senior Vice President and Chief Financial Officer, and the Vice President and Controller.  A current copy of the Code of Ethics may be found on the Company’s website at www.epelectric.com.  Any amendments to, or waivers from, any provision of the Code of Ethics applicable to the CEO, the Senior Vice President and Chief Financial Officer, the Vice President and Controller, or persons performing similar functions will be disclosed by posting such information on the Company’s website at www.epelectric.com within five business days.

Current copies of the charters of the Audit, Compensation, Energy Resources and Environmental, Executive, Nominating and Corporate Governance, Public Policy and Corporate Reputation, and Security Committees (the “Committee Charters”) may also be found on the Company’s website at www.epelectric.com.

Printed copies of the Code of Ethics and the Committee Charters are available to any shareholder upon request.  Requests for printed copies should be addressed to El Paso Electric Company, Attention: Office of the Secretary, P.O. Box 982, El Paso, Texas 79960.

Executive Officers

The executive officers of the Company are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company as of April 20, 2020 were as follows:

Name	Age	Current Position and Business Experience
Adrian J. Rodriguez	42
Interim CEO, General Counsel and Assistant Secretary since July 2019; Senior Vice President, General Counsel and Assistant Secretary from September 2017 to July 2019; Vice President, General Counsel and Assistant Secretary from May 2017 to September 2017; Principal Attorney from July 2016 to May 2017; Senior Attorney from November 2014 to July 2016; Staff Attorney from April 2013 to November 2014.

Nathan T. Hirschi	56	Senior Vice President and Chief Financial Officer since October 2013; Vice President-Controller from March 2010 to October 2013.
Elaina L. Ball	45
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

Steven T. Buraczyk	53
Senior Vice President-Operations since October 2013; Vice President-Regulatory Affairs from April 2013 to October 2013; Vice President-Power Marketing and Fuels and Resource and Delivery Planning from August 2012 to April 2013; Vice President-System Operations & Planning from January 2011 to August 2012; Vice President-Power Marketing & Fuels from July 2008 to January 2011.

Rocky R. Miracle	67
Senior Vice President, Corporate Development and Chief Compliance Officer since May 2017; Senior Vice President of Corporate Services and Chief Compliance Officer from December 2015 to May 2017; Senior Vice President, Corporate Planning and Development and Chief Compliance Officer from September 2014 to December 2015; Senior Vice President, Corporate Planning and Development from August 2009 to September 2014.

Russell G. Gibson	67	Vice President, Controller since September 2014. Chief Financial Officer from June 2006 to September 2014 for ReadyOne Industries, Inc.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy and Overview

Our executive compensation program is designed to:

•	Attract, motivate, and retain highly qualified executives by providing a comprehensive and market‑competitive compensation program;

•	Encourage superior levels of performance by linking a significant amount of executive pay to the financial results and operating performance of the Company; and

•	Motivate our executive team to successfully execute our business strategy, achieve the Company's long-term goals, and ensure focus on long-term shareholder return.

To meet these objectives, our executive compensation program includes a market competitive base salary, an annual performance bonus payable in cash, stock-based long-term incentive awards, and retirement and other benefits.  The levels of compensation are determined through a combination of competitive market data, Company performance, and individual responsibility and performance.

Named Executive Officers

The “named executive officers” or “NEOs” whose compensation is discussed in this Compensation Discussion and Analysis (“CD&A”) and their respective positions with the Company are:

Mary E. Kipp	Former President and CEO
Adrian J. Rodriguez	Interim CEO, General Counsel and Assistant Secretary (“Interim CEO”)
Nathan T. Hirschi	Senior Vice President and Chief Financial Officer
Elaina L. Ball	Senior Vice President and Interim Chief Operations Officer
Steven T. Buraczyk	Senior Vice President, Operations
Rocky R. Miracle	Senior Vice President, Corporate Development and Chief Compliance Officer

2019 Executive Compensation Highlights

Highlights of our 2019 executive compensation program and those aspects of our business performance that particularly impacted executive compensation include the following:

•	In 2019, the Company achieved several significant milestones under our Interim CEO, Adrian J. Rodriguez, our former President and CEO, Mary E. Kipp, and the leadership team.

•
On September 19, 2019, the Company received shareholder approval, with a 99.61% approval vote, for the merger (the “Merger”) of a wholly-owned subsidiary of Sun Jupiter Holdings LLC (“Sun Jupiter”), an affiliate of the Infrastructure Investments Fund, a private investment vehicle advised by a dedicated infrastructure investment group within J.P. Morgan Investment Management Inc., into the Company. Upon consummation of the Merger, the Company’s common stock will no longer be listed for trading and the Company will become a wholly-owned subsidiary of Sun Jupiter.

•	During the third quarter of 2019, the Company set a new record for the most megawatt-hour retail sales recorded in any quarter.

•	The Company also set a new record peak demand of 1,985 MW, which was 2.6% higher than the peak established in June 2017.

•
On October 1, 2019, the Company issued a request for proposals (“RFP”) for an Advanced Metering Infrastructure system, which will improve customer service and reliability, provide better customer programs and services, and spur greater sustainability and regional economic development.  Bidder selection is tentatively scheduled for second quarter 2020.

•
Contracts were awarded for approximately 206,000 MWh of renewable energy to comply with the New Mexico Renewable Portfolio Standard and New Mexico’s Energy Transition Act and to begin operation in May 2022.

•	On October 15, 2019, the Company finalized a new four-year collective bargaining agreement with IBEW Local 960.

•	Newman Power Plant was awarded the 2019 Innovation Project of the Year by Ovation Users’ Group for control system upgrades.

•	The Company received the 2019 Corporation of the Year Award from the Southwest Minority Supplier Development Council and the Energy Star Certified Homes Market Leader Award.

•	The Company was awarded its first J.D. Power Award for Customer Satisfaction with Business Electric Service in the West among Midsize Utilities.

•	Our executive compensation philosophy is based on pay-for-performance, and our executive compensation program relies on three primary components of compensation for all officers including our NEOs:

•	Base salary;

•	Short-term incentive compensation, currently awarded through an annual cash performance‑based bonus plan with annual payouts in cash; and

•
Long-term incentive equity-based compensation, currently awarded in a combination of time-vested restricted stock awards and performance shares.  This long-term compensation opportunity is heavily weighted on relative share price performance against our utility peers, with performance shares comprising a majority (67%) of each annual long-term award.

•
Our Annual Cash Bonus Plan (“ACBP”) is an all-employee plan that measures performance against a variety of financial and operational metrics with a mix of 50% financial and 50% operational measures.  We consider this to be an appropriate mix of measures that balances financial and operational performance to properly motivate our employees and align our executives and all employees' interests with those of our shareholders.

•
For 2019, the results of our ACBP were determined to be at Maximum performance for our Earnings Per Share (“EPS”) goal, our Controllable Operations and Maintenance ("O&M") Expense, and our Customer Survey metric. Our Call Center Performance reached Target and the System Reliability metric of SAIDI was between Threshold and Target. The System Reliability metric of SAIFI and our Power Generation measurements were between Target and Maximum. As a result of the Company’s performance the NEOs on average were awarded 160% of target bonus.

•
Our performance-based long-term equity awards are determined based on relative Total Shareholder Return ("TSR") performance versus a peer group of twenty-eight regulated utilities in the Edison Electric Institute Index, including the Company, over a three‑year period.

•
The three-year performance period for our 2017 performance-based equity awards ended on December 31, 2019.  Our relative TSR versus our peer group ranked at the 67th percentile and accordingly, 150% of the target level of performance shares granted in 2017 vested in accordance with the terms of the LTIP.  This result further demonstrates alignment of our compensation program with our pay-for-performance philosophy and with shareholder interests.

Executive Compensation Process

The Compensation Committee reviews and approves all forms of compensation for each executive officer and regularly reviews the performance of the President and CEO/Interim CEO.

The President and CEO/Interim CEO reviews other executive officers' performance and reports her/his evaluations to the Compensation Committee.  The President and CEO/Interim CEO also recommends and discusses with the Compensation Committee the equity and non-equity compensation elements for the other executive officers.  The Compensation Committee ultimately approves the actual compensation awarded to each executive officer.

Since May 2012, the Compensation Committee has engaged FW Cook as its independent outside executive compensation consulting firm.  FW Cook’s services to the Compensation Committee during 2019 included:

•
An executive compensation study covering market competitive practices for base salary, short‑term incentives, long-term incentives, benefits, and perquisites for all executives of the Company, including the Interim CEO, using an approved peer group and published compensation surveys.

•	A report on the market competitiveness of our Interim CEO’s compensation and recommendations for the Interim CEO’s compensation arrangements for the upcoming year.

•	Regular updates on emerging compensation and governance trends, developments, and best practices at scheduled Compensation Committee meetings.

•	A review and comment on compensation disclosures, including this CD&A.

•
Ad hoc support as requested on issues directly related to the Compensation Committee’s scope of duties and responsibilities such as attraction and retention issues and incentive plan design including performance measures and goal setting.

•	Comprehensive review of our executive compensation plans, programs, and policies.

The FW Cook consultant regularly attended meetings of the Compensation Committee including when requested, its executive sessions.  In addition, the Compensation Committee chair held discussions with the FW Cook consultant between meetings as the need arose.  Pursuant to the applicable SEC and NYSE rules, the Compensation Committee reviewed the independence of FW Cook and the FW Cook consultant and concluded that there were no conflicts of interest or other factors that might impair the independence and objectivity of FW Cook or the FW Cook consultant.

The Compensation Committee generally makes decisions regarding base salary, annual bonus targets, and equity incentive awards for the executive officers at one or more regularly scheduled meetings during the first quarter of each year.  The Compensation Committee continues to review compensation matters throughout the year and may modify or approve compensation at other times in response to hiring needs, market changes, and other occurrences.  The Compensation Committee's decisions about equity awards are not "timed" or otherwise affected by the planned announcement of material information.  At least annually (and at other times when material decisions are being considered), the Compensation Committee reviews a summary of executive total compensation (also called a "tally sheet") for each executive officer showing all compensation elements, equity holdings, accrued retirement benefits, and separation benefits.  The tally sheets are designed to inform the Compensation Committee of the total compensation potentially payable to the executive officers, particularly in the event of a change in control and/or separation from the Company but were not a material factor in making any particular compensation decision during 2019.

At our 2019 annual meeting of shareholders, we again held a non-binding shareholder advisory vote to approve the compensation of our NEOs, commonly referred to as "Say-on-Pay."  Shareholders overwhelmingly approved our Say-on-Pay advisory vote with 98.36% of shareholder votes (excluding abstentions and broker non-votes) being cast in favor of the compensation program for our NEOs.  Although this was an advisory vote, we believe the approval by our shareholders indicates significant support for our compensation philosophy and approach, and accordingly, the Compensation Committee did not make any substantive changes to our executive compensation program in response to this vote.

Compensation Benchmarking

In consultation with FW Cook, the Compensation Committee approved a peer group of companies (referred to in this discussion as the "Compensation Comparator Group"), which includes United States shareholder-owned electric and diversified utilities, and which is used for an annual benchmarking review of our compensation program.  These companies are regional electric and diversified utilities with business issues, scale, and organization characteristics similar to our own.  The Compensation Committee reviews compensation information derived from the Compensation Comparator Group, compiled from publicly available data, as well as data from similarly-sized utilities reported in the Towers Watson Energy Services Executive Compensation Database.

For compensation decisions made in 2019, the companies in the Compensation Comparator Group consisted of the following:

• ALLETE, Inc.	• NorthWestern Corporation
• Avista Corporation	• OGE Energy
• Black Hills Corporation	• Otter Tail Corporation
• Hawaiian Electric	• PNM Resources, Inc.
• IDACORP, Inc.	• Portland General Electric Company
• MGE Energy, Inc.	• Unitil Corporation

Primary Components of Compensation

The primary components of our compensation program for the NEOs are:

•	Base salary;

•	Short‑term incentive compensation, currently awarded through an annual cash performance-based bonus plan; and

•	Long-term incentive equity compensation, currently awarded in a combination of time‑vested restricted stock awards and performance shares.

We do not target any element of compensation to be a particular percentage of total compensation. The Compensation Committee considers the range of total compensation opportunity for each executive, and each element of total compensation, recognizing each executive’s qualifications, skills, experience, and performance, as well as considering relevant market practices based on the Company’s peers, including the Compensation Comparator Group, together with information from published surveys, in determining the appropriate mix and level of total compensation for our executives.

Base Salary.  Base salary levels for our executive officers are reviewed and set annually or, as merited, in connection with hiring, promotions, or reassignments.  In setting base salaries, the Compensation Committee also considers each executive officer’s responsibility level, experience, and individual performance.  The Compensation Committee approved base salary increases ranging from 1.5% to 25%, effective January 2019 for the President and CEO, and other NEOs, and effective July 2019 for the Interim CEO.

The following table reflects changes in annual base salary during 2019 for the President and CEO, Interim CEO and other NEOs:

2019 Base Salary Changes for NEOs
	Annual Base Salary
Name and Principal Position	2018	2019	Percent Change
Mary E. Kipp	$725,000	$760,000	4.80%
President and Chief Executive Officer (through 08/01/19)

Adrian J. Rodriguez	$360,000	$400,000	11.10%
Interim Chief Executive Officer, General Counsel and Assistant Secretary (08/01/19)*

Nathan T. Hirschi	$400,000	$412,000	3.00%
Senior Vice President and Chief Financial Officer

Elaina Ball	$300,000	$375,000	25.0%
Senior Vice President and Interim Chief Operations Officer **

Steven T. Buraczyk	$345,000	$345,000	0.0%
Senior Vice President, Operations

Rocky Miracle	$335,000	$340,000	1.50%
Senior Vice President, Corporate Development and Chief Compliance Officer

 *Adrian J. Rodriguez was appointed Interim CEO, General Counsel and Assistant Secretary on August 1, 2019 with a salary change from $368,000 to $400,000 and a $200,000 annual stipend while he serves as Interim CEO.

** Elaina Ball was appointed Senior Vice President and Interim Chief Operations Officer on August 1, 2019 with a salary change from $310,000 to $375,000 while she serves as Interim Chief Operations Officer.

Annual Cash Bonus Plan.  The purpose of our ACBP is to provide market‑based compensation opportunities based on achievement of specific business goals and objectives that are established in advance on an annual basis.  All employees, including our NEOs, are eligible to participate in the ACBP.

Each executive officer is assigned a Target award opportunity expressed as a percentage of base salary.  The Target award represents the level of bonus payment the executive officer may earn if the plan performance goals are achieved at Target (i.e., expected) levels of performance.  Payments at the Target levels combined with base salary are further intended to be competitive with the total annual cash compensation opportunity represented by the Compensation Comparator Group and published survey data, with upside for exceeding annual performance expectations for the Company and consequences for underperformance.  In addition, "Maximum" for superior performance and "Threshold" for minimum acceptable performance levels are established for each metric that adjust payouts for performance levels that exceed or fall below our expected or target level of performance. The Target and the respective bonus opportunity for Threshold and Maximum level of performance for each of the NEOs for 2019 were as follows:

2019 Annual Cash Bonus Plan Award Opportunity

Name and Principal Position	Threshold (% of Target)	Target (% of Base Salary)	Maximum (% of Target)
Mary E. Kipp	28	90	200
President and Chief Executive Officer

Adrian J. Rodriguez	18	55	182
Interim Chief Executive Officer, General Counsel and Assistant Secretary

Nathan T. Hirschi	18	55	182
Senior Vice President and Chief Financial Officer

Elaina Ball	18	55	182
Senior Vice President and Interim Chief Operations Officer

Steven T. Buraczyk	20	50	180
Senior Vice President, Operations

Rocky R. Miracle	22	45	178
Senior Vice President, Corporate Development and
Chief Compliance Officer

ACBP Metrics.  The goals established for the ACBP for 2019, for all employees including the NEOs, were based on the following corporate financial and operational performance measures:

•	Financial performance measured by EPS and Controllable O&M Expense; and

•	Operational performance, measured by a combination of Customer Satisfaction, and System Reliability goals.

The EPS goal, as modified in 2018, continued using an Adjusted EPS (rather than the accounting standards known as the Generally Accepted Accounting Principles ("GAAP") EPS) for the EPS bonus metric to provide for a more representative measure of management's true performance.  In January 2018, GAAP changed to include unrealized gains and losses on the equity portion of the Company’s Nuclear Decommissioning Trust ("NDT") fund in current year net income.  The Company continues to report Adjusted Net Income, which eliminates the impact of realized and unrealized gains and losses on the equity portion of the NDT (as well as realized gains and losses on the fixed income portion of the NDT).  The Company further made a concerted effort to educate the investment community that Adjusted Net Income is a useful financial measure in understanding the Company's core operating performance.  The Adjusted Basic Earnings Per Share calculation for 2019 also excludes strategic transaction costs incurred in connection with the Merger (“strategic transaction related costs”).  The Adjusted EPS goal was based on a range between a Threshold of $2.05 and a Maximum of $2.51.  All participants in the ACBP, including our NEOs, would receive no bonus if the Threshold EPS goal was not achieved.

The Controllable O&M Expense metric is intended to focus executives on adherence to budgeted expense levels with Target award opportunity set at the approved 2019 budget.  The metric excludes certain expenses over which management has limited control, namely, those expenses including: (i) Palo Verde Generating Station (“Palo Verde”) operating costs; (ii) asset retirement obligations; (iii) benefit plan obligations as determined by the Company's actuary, PricewaterhouseCoopers LLP; (iv) expenses associated with the Company's rate cases; (v) energy efficiency expenses; (vi) strategic transaction costs, and (vii) the effect of the ACBP. The exclusion of strategic transaction related costs is a change for 2019.  The Threshold and Maximum goals for Controllable O&M are based on Target plus or minus a 2.0% variance.

The Customer Satisfaction goal is based on two separate measures: the Customer Satisfaction Survey and the Call Center Service Level.  The measurement of the Customer Satisfaction Survey goal is based on an annual customer survey designed and conducted by a third-party market research organization.  Survey responses are provided by a combination of customer classes and are weighted as follows: (i) 50% for residential customers; (ii) 25% for small commercial customers; and (iii) 25% for large industrial customers and are designed to measure overall customer satisfaction and meeting our customers' expectations.

The second customer satisfaction goal, the Call Center Service Level, is designed to focus our customer call center employees on fast and efficient service for customers contacting our Call Center.  The Call Center Service Level is a measure of the percentage of incoming calls answered within the first minute.

The System Reliability goals continue to better measure customers' service reliability experience and the Company’s ability to prevent outage events. The first metric, System Average Interruption Duration Index (“SAIDIF&O”), includes all outage events that are classified as "Outside Cause." "Outside Cause" outage events are those events which originate from the distribution, substation, transmission, and generation systems that cause a service interruption to a customer. The subscript "F&O" denotes “Forced and Outside.”

The second system reliability goal is System Average Interruption Frequency Index (“SAIFIENP”), which gauges the Company's efforts to prevent outages. The subscript “ENP” denotes "Excluding Non-Preventable." This includes all the outages originating from the distribution, substation, transmission, and generation systems, but excludes the non-preventable outage cause‑types: vandalism, vehicle accidents, public construction equipment, public dig‑ins into underground systems, foreign objects, and mylar balloons. The calculation of SAIFIENP is the same as the normal SAIFI calculation, except that the customer outages caused by non-preventable events are excluded.

The target goal was set for SAIDIF&O and SAIFIENP at the Company’s prior five-year average.  Threshold was set at the highest (worst) annual performance over the last five years and maximum was set at the lowest (best) annual performance over the last five years.

The third system reliability goal remains as the Power Generation Equivalent Availability Factor ("EAF").  EAF measures local generation availability by calculating the number of hours the capacity of a generating unit is available in a given time period divided by the total hours available in that measurement period (measured in monthly intervals). The total local generation fleet (which excludes Palo Verde) is weighted by the capacity of each unit.  EAF is benchmarked against the Weighted Five‑Year Average Availability during our Summer Peak Season, May through September, when generation availability is most critical. Threshold was benchmarked against the measurement of the last five‑year worst EAF and maximum was benchmarked against the best of the last five-years.

The following table entitled "2019 Annual Cash Bonus Plan" shows the individual metrics, their respective weighting and the performance goals at Target, Threshold, and Maximum levels of performance.  Results that fall between the Threshold and Target levels, or between the Target and Maximum levels, are interpolated to calculate the actual achievement for that metric.  The table shows the actual performance result for each metric and the resulting final payout percentage of Target opportunity earned by the NEOs.

2019 Annual Cash Bonus Plan

		Performance Goals						Performance Result
Metric	Weighting (%)	Threshold		Target		Maximum		Actual Result		Final Payout (as % of Target Bonus)
										Interim- CEO	Other NEOs (averaged)
Earnings Per Share	33	$2.05		$2.28		$2.51		$2.51		59.9	61.4
Controllable O&M	17	$206.2	M	$202.1	M	$198.1	M	$197.5	M	30.9	31.6
Customer Satisfaction
Customer Survey	10	78		81		84		84		18.2	18.6
Call Center Performance	10	70%		80%		90%		80%		10.0	10.3
Reliability-SAIDIF&O	10	86.6 min		66.7 min		53.4 min		69.2 min		9.0	9.3
Reliability-SAIFIENP	10	0.94		0.72		0.62		0.67		14.1	14.5
Power Generation EAF	10	88.0%		91.0%		94.0%		92.5%		14.1	14.5
TOTAL	100									156.2	160.2

As reported in the Original Form 10-K, and as shown in the above table, the Company had an Adjusted EPS of $2.26, per basic share, and a $0.25 per basic share adjustment for strategic transaction costs for a total EPS of $2.51 for purposes of the bonus calculation. This amount includes an accrual for the cost of the bonus pool.

Bonuses are paid in early March after the Compensation Committee reviews the audited financial results and operational performance for the previous year.

As a result, each NEO received a bonus, as set forth in the table below and also in the "Summary Compensation Table" that is shown later in this Amendment No. 1.  The total bonus paid under the 2019 ACBP to the Company's approximately 1,100 employees was approximately $13.9 million, of which approximately $2.9 million was paid to the NEOs and the 10 other executive officers (including one retiring officer) as a group.

The following table shows the payout amounts of the 2019 ACBP compared with the payout opportunity at Target for each of the NEOs:

2019 Annual Cash Bonus Plan Payouts to NEOs
Name	Target Incentive Opportunity		Annual Cash Bonus Paid
	(% of Base Salary)	($)	($)	(% of Target)
Mary E. Kipp*	90%	684,000	0	0.0%
Adrian J. Rodriguez	55%	220,000	415,000	156.2%
Nathan T. Hirschi	55%	226,600	354,000	156.3%
Elaina Ball	55%	206,250	293,000	156.2%
Steven T. Buraczyk	50%	172,500	282,000	163.5%
Rocky R. Miracle	45%	153,000	255,700	167.2%
*Mary E. Kipp separated from the Company on August 1, 2019 and did not receive a 2019 Cash Bonus Payout.

Other Cash Awards.  In 2019, no other cash bonus was awarded to any NEO.

Long-Term Equity Incentives.  Generally, we grant stock awards annually to our NEOs with a three‑year performance cycle and payout.  These awards are designed to focus officers on the performance of the Company’s common stock (the “Common Stock”) relative to our peers, and secondarily, as a retention tool based on deferred vesting.  Since 2004, the Compensation Committee has granted annual long‑term equity incentives consisting of two elements:

•	Performance shares, which are earned based on our relative TSR against a pre‑established peer group over a three-year performance period; and

•	Time-vested restricted stock, which vests in one installment at the end of a three‑year vesting period.

All of our NEOs were awarded shares in February 2019, in the amounts set forth in the "Grants of Plan‑Based Awards" table shown later in this Amendment No. 1.

For our NEOs, the mix for each annual equity award was based on a weighting of 67% for performance shares and 33% for time-vested restricted stock.  Consistent with the Company's compensation philosophy, we have chosen to place more weight on the performance shares to emphasize long-term performance and shareholder returns.  We believe that the time-vested restricted stock awards are also an effective retention and incentive tool because their actual value is tied to the value of Common Stock no earlier than the vesting date, and the vesting schedule require that participants be employed at the end of the three-year vesting period.  The initial Target values (i.e., the initial value of the time-vested restricted stock plus performance shares at Target), when combined with annual cash compensation, are again intended to be competitive with the annual total direct compensation value among the Compensation Comparator Group and relevant published survey data.  Dividends on shares of Common Stock are paid quarterly on time‑vested restricted stock but are not paid on unearned performance shares, until such time as they are earned and converted to shares of Common Stock.

The actual number of performance shares earned at the end of the three-year cycle can range from 0% to 200% of Target, depending on our ranking within the Compensation Comparator Group (including the Company) for TSR.  TSR is defined as the change in stock value, plus dividends paid, over the three‑year performance period.  To eliminate volatility from measuring stock price on a particular date, the beginning and ending stock price used to calculate TSR is the average closing price for the month of December.  Participants other than certain eligible retirees (as described below) are required to be employed at the end of the three-year cycle to be eligible for any earned award.

Since 2017, the Compensation Committee continues the use of a peer-based Edison Electric Institute Index composed of regulated electric utilities as the Company's Compensation Comparator Group for the 2019 long term incentive grant cycle.  The payout scale for the performance shares granted in 2019 is as follows:

TSR Rank in Comparator Group	Performance Share Payout as Percent of Target
Between 90th and 100th percentiles	200%
Between 75th and just below 90th percentiles	175%
Between 50th and just below 75th percentiles	Interpolate between 100% and 175%
50th percentile	100%
Between 25th and 50th percentiles	Interpolate between 30% and 100%
25th percentile	30%
Below 25th percentile	0%

For the 2017 to 2019 performance cycle, which ended on December 31, 2019, our TSR ranked at the 67th percentile within the Compensation Comparator Group established at the time that long‑term incentives were granted in 2017.  As a consequence of this TSR percentile ranking, 150% of the target performance shares awarded in 2017 were paid out, as shown in the following table:

2017-2019 Performance Cycle Payout to NEOs
Name	2017	2017
	PSU* Grants	PSU Grants
	(Target Shares)	(Shares Paid at 150%)
Mary E. Kipp	0**	0**
Adrian J. Rodriguez	0***	0***
Nathan T. Hirschi	4,420	6,630
Elaina L. Ball	0***	0***
Steven T. Buraczyk	4,420	6,630
Rocky R. Miracle	2,947	4,420

*Performance Share Units are abbreviated as PSU.
**Ms. Kipp forfeited her shares upon separation.
***Mr. Rodriguez and Ms. Ball were not executive officers of the Company at the grant date.

In 2019, the Compensation Committee continued the terms applicable to qualifying retirements under our performance share awards. The Compensation Committee utilized form Performance Share Award Agreements for new awards that enable eligible retirees to receive a payout of performance shares following their retirement from the Company subject to non-compete and non-solicit provisions. Under the LTIP, performance share grants require that the holder be actively employed by the Company to receive a payout of shares on the vesting date. If the holder's employment is terminated due to retirement (defined as a termination of employment on or after the attainment of age 55 and at least five years of service; provided that such holder gives the Company six months of notice of the intention to retire), the holder shall have the opportunity to vest in a pro rata portion of the performance shares subject to the achievement of the performance goals set forth in the Performance Share Award Agreement.

Type of Equity Awards.  We have chosen to make recent long-term awards to executive officers in the form of "full-value" stock awards because they have significant retention value due to their value being directly linked to the stock price in the future.  In addition, this type of award limits the negative retention impact of short-term volatility in our stock price compared to stock options.  The Compensation Committee regularly reviews our equity incentive program and reserves the right to grant different types of equity awards in the future.

Other Executive Benefits

Retirement Benefits.  We provide our employees, including our executive officers, with a tax‑qualified defined benefit pension plan, which provides employees the opportunity to earn service toward income replacement at retirement.  However, the Internal Revenue Code ("IRS" or the "Code") imposes a limit on the amount of compensation that can be considered for purposes of determining these retirement benefits and the qualified plan does not achieve a market-competitive structure for executive officers whose total compensation can include a significant amount of variable short-term incentive compensation.  To address this situation, we established a non-qualified excess benefit plan to provide supplemental retirement benefits to executive officers calculated on basic compensation, including both regular wages and bonuses paid pursuant to the Company's ACBP, applied to the qualified retirement plan formula without regard to the Code's limitations on qualified plan benefits.

Perquisites and Other Benefits.  The Company generally provides our NEOs the same benefits as other executive officers and employees.  For example, our NEOs participate in the same medical, dental, vision, life insurance, accidental death and dismemberment, and short-term and long-term disability plans as other employees. In addition, NEOs' Company matching contributions to the 401(k) plan are on the same basis as other employees.

The Company provides limited perquisites to executive officers including car allowance, and for senior officers, an allowance for financial, tax and estate planning, and a health evaluation and wellness services benefit.

Change of Control/Termination Agreements.  The Compensation Committee approved a change of control severance agreement for each of our NEOs and all other executive officers.  As further described in this Amendment No. 1, these agreements provide executive officers with benefits in the event of termination without cause or resignation for good reason (as such terms are defined in the agreements) in connection with or after a change of control.  These agreements do not provide for any tax gross-up of termination benefits should they be found to trigger a parachute excise tax. The Compensation Committee periodically reviews the costs of these agreements and current market practice.  The Compensation Committee believes these agreements offer important protection in the event of a change of control, while also ensuring that in the event of an actual proposed change of control, key executive officers will be willing to remain through the closing of a transaction because of this protection.  This is especially important in the utility industry when the need for regulatory approvals can result in significant delays in consummating transactions following the execution of definitive agreements.

Stock Ownership Guidelines

We believe that stock ownership by executive officers can directly correlate to improved performance and enhancement of shareholder value.  Therefore, the Compensation Committee has established recommended stock ownership guidelines for executive officers. The guidelines are as follows:

2019 Stock Ownership Guidelines
Position	Guideline
President and CEO	Three times base salary
Other Executive Officers	Two times base salary

For purposes of the guidelines, the ownership requirement is determined based on the executive officer's 2019 base salary. The base salary multiple amount is converted to a fixed number of shares of Common Stock using the closing price of our Common Stock as of the last business day of the prior calendar year, December 31, 2019.

Our executive officers are expected to meet these guidelines within five years after becoming executive officers.  As of the end of 2019, all of our NEOs met or are progressing towards meeting the guidelines within their initial five-year terms.

President and CEO and Interim CEO Compensation

Mary E. Kipp separated from the Company on August 1, 2019.  Prior to her separation, she served as a member of the Board from December 15, 2015 to August 1, 2019 and as CEO from December 15, 2015 to May 25, 2017, and President and CEO between May 25, 2017 and August 1, 2019.  Mr. Adrian J. Rodriguez was named Interim CEO, General Counsel and Assistant Secretary as of August 1, 2019.  In determining Ms. Kipp’s compensation and Mr. Rodriguez’ compensation for 2019, the Compensation Committee approved the following:

•	Ms. Kipp's annual base salary was set at $760,000 reflecting the Compensation Committee's assessment of her performance in 2018 and to better align her pay with the Compensation Comparator Group.

•
Ms. Kipp's annual Target performance bonus opportunity under the ACBP was approved at 90% of annualized base compensation with a Maximum annual bonus set at 200% of the Target opportunity.  This target bonus opportunity brought Ms. Kipp to 104% of market median of the Compensation Comparator Group for target total cash compensation.  The actual cash bonus paid for 2019 under this provision is described above in the section entitled, "Annual Cash Bonus Plan."

•
The intrinsic grant value of annual long-term incentive awards that Ms. Kipp was granted in 2019 was set at $1,450,000.  The composition of the long-term incentive award comprised 33% restricted stock with a three-year vesting period and 67% performance shares with a three‑year performance cycle based on TSR compared to the Compensation Comparator Group used for the 2019 equity grants described in the Long-Term Equity Incentives section of this CD&A. The terms governing payout of the performance shares are the same as those described above in such section.

•
Mr. Rodriguez’ annual base salary was set at $400,000 with an additional $200,000 stipend reflecting the Compensation Committee's assessment of his performance in 2018, his newly assigned duties for the second half of 2019 and to better align his pay with the Compensation Comparator Group.

•
Mr. Rodriguez’ annual Target performance bonus opportunity under the ACBP was approved at 55% of annualized base compensation with a Maximum annual bonus set at 182% of the Target opportunity.  This target bonus opportunity brought Mr. Rodriguez to 134% of market median of the Compensation Comparator Group for target total cash compensation.  The actual cash bonus paid for 2019 under this provision is described above in the section entitled, "Annual Cash Bonus Plan."

•
The intrinsic grant value of annual long-term incentive awards that Mr. Rodriguez was granted in 2019 was set at $275,000.  The composition of the long-term incentive award comprised 33% restricted stock with a three-year vesting period and 67% performance shares with a three‑year performance cycle based on TSR compared to the revised Compensation Comparator Group used for the 2019 equity grants described in the Long-Term Equity Incentives section of this CD&A. The terms governing payout of the performance shares are the same as those described above in such section.

•
Mr. Rodriguez has been and will continue to be eligible to participate in all benefit plans available from time-to-time to senior executives of the Company, including but not limited to retirement plans, health and welfare benefit plans, disability and life insurance coverage, and paid time off in accordance with the Company's policies.

•
Mr. Rodriguez’ Change of Control Agreement provides for the maintenance of his position, base salary, annual bonus, long-term incentives, and benefits for a two-year employment term following a change of control of the Company.  In addition, in the event that his employment is terminated without cause or he terminates his employment for good reason (such as if he is removed as Senior Vice President, General Counsel and Assistant Secretary or has his duties materially reduced, including any transaction that results in the Common Stock no longer being listed for trading on a national securities exchange registered with the SEC) within two years following a change of control of the Company, Mr. Rodriguez will receive severance benefits including a lump sum severance equal to three times the sum of his base salary and bonus at Target level, a prorated bonus for the year in which termination occurs, the actuarial equivalent of vested benefits under the pension plan calculated with three additional years of service, outplacement services for one year, and two years of continued medical, dental, accidental death and dismemberment insurance, and life insurance benefits. In addition, the Company's equity plans and Mr. Rodriguez’ award agreements will provide for accelerated vesting of certain outstanding unvested equity awards as described below under "Change of Control Agreements and Other Termination Benefits."

•
In determining that Ms. Kipp's and Mr. Rodriguez’ total compensation were each reasonable and appropriate for the circumstances, the Compensation Committee reviewed with FW Cook the costs and benefits of each Officer’s compensation arrangement compared to those provided to CEOs of our Compensation Comparator Group.  FW Cook advised that the compensation arrangement for Ms. Kipp and Mr. Rodriguez in her/his role as President and CEO and Interim CEO, General Counsel and Assistant Secretary, respectively, was reasonable and well-aligned with competitive market practices.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

THE COMPENSATION COMMITTEE

Charles A. Yamarone, Chairman
Paul M. Barbas
James W. Cicconi
Eric B. Siegel

EXECUTIVE COMPENSATION TABLES
SUMMARY COMPENSATION TABLE

The Summary Compensation Table sets forth the compensation for each individual who served as principal executive officer or principal financial officer during the fiscal year ended December 31, 2019, and each of the Company’s other three most highly compensated executive officers for the fiscal year ended December 31, 2019.  The persons named in the Summary Compensation Table are referred to collectively as the “NEOs.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compen- sation ($) (g)	Total ($)
Mary E. Kipp	2019	$659,808	$	$1,830,366	$		$900,445	$81,788	$3,472,407
Former President and Chief	2018	724,039		1,342,609		711,075	227,580	107,298	3,112,601
Executive Officer (a)	2017	674,039		1,297,723		669,000	446,190	98,966	3,185,918

Adrian J. Rodriguez	2019	483,200		266,354		415,000	39,053	43,974	1,247,581
Interim Chief Executive Officer,	2018	359,327		239,736		193,088	22,078	39,339	853,568
General Counsel and
Assistant Secretary (b)

Nathan T. Hirschi	2019	411,723		387,542		354,000	330,199	40,020	1,523,484
Senior Vice President-	2018	399,327		335,652		236,550	58,153	38,705	1,068,387
Chief Financial	2017	364,712		288,383		219,000	147,820	36,039	1,055,954
Officer

Elaina Ball	2019	341,020		242,176		293,000	22,560	65,371	964,127
Senior Vice President-
Interim Chief Operating Officer (c)

Steven T. Buraczyk	2019	345,000		217,948		282,000	838,295	23,952	1,707,195
Senior Vice President-	2018	344,808		311,672		175,988	79,666	21,860	933,994
Operations	2017	334,808		288,383		182,000	445,840	20,754	1,271,785

Rocky R. Miracle	2019	339,884		217,948		255,700	236,539	24,035	1,074,106
Senior Vice President-	2018	334,808		215,809		161,381	35,291	23,939	771,228
Corporate Development and	2017	324,808		292,204		158,000	157,122	22,196	954,330
Chief Compliance Officer

(a)	Ms. Kipp resigned her position as President and CEO of the Company effective August 1, 2019.

(b)
Mr. Rodriguez was appointed as Interim CEO, General Counsel and Assistant Secretary of the Company effective upon Ms. Kipp’s resignation, prior to which he served as the Company’s Senior Vice President and General Counsel. Mr. Rodriguez was not a NEO for the fiscal year ended December 31, 2017, and therefore, compensation for the fiscal year ended December 31, 2017 is not reported.

(c)
As part of the Company’s organizational changes effective upon Ms. Kipp’s resignation, Ms. Ball’s title was changed to Senior Vice President and Interim Chief Operating Officer, prior to which she served as Senior Vice President and Chief Administrative Officer. Ms. Ball was not a NEO for the fiscal years ended December 31, 2018 and 2017, and therefore, compensation for the fiscal year ended December 31, 2018 and 2017 is not reported.

(d)
This column represents the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 for the restricted stock and performance shares granted in the applicable fiscal year.  Restricted stock awards are valued at the closing stock price of Common Stock on the date of grant.  Performance shares are valued at grant date fair value, which is based upon a Monte Carlo simulation, which is a methodology for determining average payout using multiple simulations.  Amounts disclosed have not been reduced by estimated service-based forfeitures.  For additional information on the valuation assumptions with respect to restricted stock and performance shares, see Note G–Common Stock of Notes to the Financial Statements in the Original Form 10-K.

(e)	This column represents performance-based bonuses earned under the ACBP for performance during the fiscal years ended December 31, 2019, 2018, and 2017.

(f)	This column represents the change in pension value between the accumulated pension benefit for each NEO as of December 31 of the applicable year as compared to December 31 of the prior year.

(g)	See the following table regarding each component of amounts for the fiscal year ended December 31, 2019 included in the “All Other Compensation” column in the Summary Compensation Table above.

ALL OTHER COMPENSATION TABLE

Name	Accrued PTO Sellback ($) (a)		Tax Reimbursements ($)		Group Term Life Insurance ($)	Company Contributions To Retirement and 401(k) Plans ($)	Vehicle Allowance ($)	Financial Planning/ Legal Fees and Other ($)	Executive Relocation ($)		Dividends Paid on Unvested Awards ($) (b)	Total ($)
Mary E. Kipp	$		$		$796	$8,400	$2,000	$7,645	$		$62,947	$81,788

Adrian J. Rodriguez		15,385			398	16,800	3,000	1,336			7,055	43,974

Nathan T. Hirschi		15,846			1,868	8,400	3,000	230			10,676	40,020

Elaina Ball				16,102	330	16,800		30		25,087	7,022	65,371

Steven T. Buraczyk					814	8,400	3,000	3,030			8,708	23,952

Rocky R. Miracle					2,606	8,400	3,000	581			9,448	24,035

(a)	This column represents payments for accrued and unused vacation and personal holiday time pursuant to Company policy.
(b)	The Company paid dividends on unvested time-vested restricted stock; however, the Company does not pay dividends on unearned performance share awards.

CEO Pay Ratio.  As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC, we are providing the ratio of the total annual compensation of our Interim CEO, Adrian J. Rodriguez, to that of the median employee for 2019.  Due to the fact that we had two different CEOs in 2019, we are providing the ratio of the compensation paid to Mr. Rodriguez in 2019 in his position as Interim CEO on an annualized basis pursuant to the rules of the SEC.  Mr. Rodriguez’ total annualized compensation for 2019 was $1,364,381.  The total annual compensation of the employee identified as our median employee (excluding our Interim CEO) for 2019 was $221,789.  The ratio of our Interim CEO’s total compensation for 2019 to the total compensation of our identified median employee was approximately 6 to 1.

To identify our median employee for purposes of this pay ratio disclosure, we first determined that as of December 22, 2019, the last pay period of the year, we had 1,138 full-time, part-time, and temporary employees other than Mr. Rodriguez.  We ranked the annual compensation of this employee population based on compensation reportable on IRS Form W-2.  We annualized the compensation of individuals who were employed for less than the full year.  After identifying the median employee from this ranking, we calculated annual total compensation for such employee using the same methodology we use for our Interim CEO as set forth in the Summary Compensation Table above.  As previously noted, we utilized annual compensation reportable on IRS Form W-2 to identify our median employee, which compensation does not take into account an employee’s participation in the Company’s retirement plan.  However, pursuant to the rules of the SEC, such amount is included in the total annual compensation of the median employee when such compensation is compared to the total annual compensation of our Interim CEO.  Of the median employee’s total compensation of $221,789, $125,544 is attributable to this employee’s participation in the Company’s retirement plan largely because he/she has been employed by the Company for over 25 years.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.  The SEC rules for identifying the median compensated employee and calculating the pay ratio based on his or her annual total compensation allow companies to use a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices.  As such, the pay ratio reported by other companies may not be comparable to the pay ratio we report above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions to calculate their own pay ratios.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning equity and cash awards to the NEOs during the fiscal year ended December 31, 2019:

	Grant and	Estimated Future Payouts Under Non-Equity Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#) (c)	Awards ($) (d)
Mary E. Kipp	07/31/19	$-	$-	$-	-	-	-	27,624	$1,830,366

Adrian J. Rodriguez	01/30/19	48,320	256,215	464,111	1,073	3,577	7,154	1,788	266,354

Nathan T. Hirschi	01/30/19	41,172	226,448	411,723	1,561	5,204	10,408	2,602	387,542

Elaina Ball	01/30/19	34,102	171,488	308,873	975	3,252	6,504	1,626	242,176

Steven T. Buraczyk	01/30/19	34,500	172,500	310,500	878	2,927	5,854	1,463	217,948

Rocky R. Miracle	01/30/19	33,988	152,948	271,908	878	2,927	5,854	1,463	217,948

(a)
Each NEO and executive officer has a target incentive opportunity, payable in cash, if the Company achieves specific annual goals that are established in advance by the Compensation Committee and the Board.  In 2019, the performance goals were related to EPS, Controllable O&M expense, Customer Satisfaction, and System Reliability, as further described above in "Compensation Discussion and Analysis – Primary Components of Compensation – Annual Cash Bonus Plan."  If a threshold level of EPS is not attained, no bonuses will be paid for any of the measures, unless the Compensation Committee determines otherwise.  Actual amounts paid for the fiscal year ended December 31, 2019, are set forth in the Summary Compensation Table above.

(b)
Amounts shown represent the performance shares available under the incentive plan, which provides market-based, long-term incentive award opportunities to the NEOs and the other executive officers.  Performance shares are based on the TSR compared to the Compensation Comparator Group over the three-year period ending on December 31, 2021.  Payout values for the performance shares are calculated by determining the Company's percentile ranking within the Compensation Comparator Group at the end of the three-year cycle and can range from 0% to 200% of target as described above in "Compensation Discussion and Analysis – Primary Components of Compensation – Long-Term Equity Incentives."

(c)
Restricted stock awards vest on December 31, 2021.  The Company paid quarterly dividends of $0.36 per share on shares of its Common Stock on March 29, 2019, and $0.385 per share on shares of its Common Stock each quarter thereafter.  Unvested shares of restricted stock qualify as participating securities and individuals awarded these shares received their respective cash dividends.

(d)
This column reflects the grant date fair value of restricted stock awards and performance shares under FASB ASC Topic 718.  With respect to restricted stock, the value was calculated as the number of shares of restricted stock multiplied by the closing stock price of the Common Stock on the grant date.  With respect to performance shares, the value was determined using a Monte Carlo simulation which is a methodology using the average payout of one million simulation paths discounted to the grant date using a risk-free interest rate.  The Monte Carlo value for 2019 performance share awards granted on January 30, 2019 was $48.85 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning outstanding stock awards held by the NEOs at December 31, 2019.  There were no option awards held by the NEOs at December 31, 2019.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mary E. Kipp (1)	27,624	$1,875,393	-	$-

Adrian J. Rodriguez (2) (5)	1,596	108,352	957	64,971
Adrian J. Rodriguez (3) (6)	1,788	121,387	1,073	72,846

Nathan T. Hirschi (2) (4)	2,235	151,734	2,822	191,586
Nathan T. Hirschi (3) (5)	2,602	176,650	1,341	91,040
Nathan T. Hirschi (6)			1,561	105,976

Elaina Ball (2)(6)	2,006	136,187	975	66,193
Elaina Ball (3)	1,626	110,389

Steven T. Buraczyk (2) (4)	2,075	140,872	3,530	239,652
Steven T. Buraczyk (3) (5)	1,463	99,323	1,245	84,523
Steven T. Buraczyk (6)			878	59,607

Rocky R. Miracle (2) (4)	1,437	97,558	4,420	300,074
Rocky R. Miracle (3) (5)	1,463	99,323	862	58,521
Rocky R. Miracle (6)			878	59,607

(1)
On August 1, 2019, the Company’s former President and CEO forfeited the retention grant of 27,624 shares issued on December 15, 2015. On July 31, 2019, the Company issued a special grant of 27,624 shares in accordance with the Amended and Restated 2007 LTIP that is eligible for vesting immediately prior to the closing of the Merger. In the event the Agreement and Plan of Merger relating to the Merger is terminated without the closing of the Merger, these shares will be forfeited.

(2)	Unvested restricted stock vests on December 31, 2020.
(3)	Unvested restricted stock vests on December 31, 2021.
(4)
Unearned performance shares at December 31, 2019, vested in January 2020 based on achievement of performance goals.  Represents the number of shares at 150% of target, which was determined on January 29, 2020, to be the actual number of shares earned.

(5)
Unearned performance shares vest in January 2021 if performance goals are met.  Represents the threshold number of shares at 30% of target, but actual number of shares earned may range from 0% to 200% of target.

(6)
Unearned performance shares vest in January 2022 if performance goals are met.  Represents the threshold number of shares at 30% of target, but actual number of shares earned may range from 0% to 200% of target.

OPTION EXERCISES AND STOCK VESTED

The following table provides additional information regarding the acquisition of shares on vesting of stock awards and the value realized during the fiscal year ended December 31, 2019.  There were no options exercised during the fiscal year ended December 31, 2019 by any of the NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mary E. Kipp	16,731	$857,296
Adrian J. Rodriguez	1,273	86,424
Nathan T. Hirschi	9,736	598,501
Elaina L. Ball	1,003	68,094
Steven T. Buraczyk	9,028	550,541
Rocky R. Miracle	5,814	353,454

PENSION PLAN

The Company established the Retirement Income Plan for Employees of El Paso Electric Company (the "Pension Plan") as of July 1, 1945.  Over the years, the Pension Plan has been amended and/or restated several times.  Although the Pension Plan has traditionally provided final average pay benefits, it was amended in 2014 to provide cash balance benefits for all employees hired on or after January 1, 2014, and for all employees hired before 2014 who chose to have their future service benefits provided as cash balance benefits effective April 1, 2014.  Employees in the latter group have both a frozen final average pay benefit and accrue an ongoing cash balance benefit.

The purpose of the Pension Plan is to reward eligible employees for long service by providing them with retirement benefits.  The Pension Plan is maintained for the exclusive benefit of eligible employees and their beneficiaries.  To the extent, they meet the eligibility requirements; each of the NEOs participates in the Pension Plan.

The Pension Plan is qualified under the Code as a defined benefit plan, which is a plan that provides definitely determinable benefits.  These benefits are generally payable over a participant's lifetime and, if elected, over the lifetime of a surviving spouse or beneficiary.  Participants earning cash balance benefits also have an option to take their entire pension benefit as a lump sum.

Final Average Pay Benefits.  For employees who chose to continue earning final average pay benefits, retirement benefits are calculated using the formula:

1.25% X average monthly earnings X years of service

Average monthly earnings under the Pension Plan is the employee's annualized rate of basic compensation (excluding bonus, overtime pay, expense allowances, profit sharing, and any other compensation) for the five-year period ending on a particular date, divided by 60 months.  The maximum benefit payable under the Pension Plan only considers compensation up to the IRS limit, which was $280,000 in 2019.  A year of service is provided for any year during which the employee attains at least 1,000 hours of service.  Final average pay participants are eligible to participate in the Pension Plan on the first day of the month coinciding with or immediately following completion of one year of service during which the employee completes 1,000 hours of service.  An employee is vested after completing five years of eligible service.

Benefits from the Pension Plan are generally payable at age 65.  However, a participant may retire and begin to receive a monthly benefit from the Pension Plan upon attaining age 55 and five years of vesting service.  Benefits paid before age 65 are reduced in accordance with the following table:

Age At Benefit Commencement	Percent of Accrued Benefit
65	100.00%
64	93.33
63	86.67
62	80.00
61	73.33
60	66.67
59	63.33
58	60.00
57	56.67
56	53.33
55	50.00

In addition, unreduced pension benefits are provided to participants who retire after age 62 with 20 years of service or after a participant's age and service exceed 85.

Cash Balance Benefits.  Cash balance benefits are expressed as a lump sum cash balance account.  Cash balance accounts grow each year with pay credits and interest credits.  Pay credits are provided as of the last day of each year based on the following schedule and the participant's age and years of service as of the end of the plan year.

Pay Credit Chart
Cash Balance Member's Age Plus Years of Vesting Service	Percentage of Cash Balance Member's Base Pay for the Plan Year
Less than 30	3%
30 – 39	4%
40 – 49	5%
50 – 59	6%
60 – 69	7%
70 – 79	8%
80+	9%

The pay credit is based on the participant's base pay, excluding bonuses, overtime pay, expense allowances, profit sharing, and any other additional compensation.  Effective January 1, 2017, the annual pay credit is determined by multiplying the Cash Balance Member's monthly basic compensation for each month during which the member was employed during the plan year by the applicable pay credit percentage, and then adding the results of these separate calculations for each of the calendar months. The monthly basic compensation is determined by dividing the annual basic compensation in effect as of the last day of each calendar month by 12.  A cash balance member who terminates employment prior to the last day of the year will receive a pay credit as of the last day of the month coinciding with or immediately following the termination date, based on the sum of the participant's attained age plus years of service as of the termination date.

Interest credits are provided on the last day of each month based on the participant's cash balance account balance as of the end of the prior month.  Interest credits will continue until benefit commencement and are based on the yield on the thirty-year Treasury Bond for August of the preceding plan year, but no less than 3.8% per annum.

Cash balance participants are eligible to participate in the Pension Plan immediately upon employment or re-employment.  Participants with cash balance benefits vest after three years of eligible service for all of their pension benefits (including the frozen final average pay portion of the pension benefit, if applicable).  Benefits are payable at any time following termination of service.  The full cash balance account is available as a lump sum without reduction.

Form of Payment.  Final average pay benefits are calculated as a straight life annuity that provides a monthly benefit for the participant's lifetime.  Optional forms of benefit are also available including:

•
A joint and survivor annuity providing a reduced monthly benefit for the life of the participant followed by a specified percentage to a named beneficiary for the beneficiary's lifetime following the death of the participant.

•	A reduced annuity providing a monthly benefit for the life of the participant, with a guarantee that 120 monthly payments will be paid in the event of the early death of the participant.

Cash balance benefits are calculated as a lump sum and may be paid as a lump sum.  Forms of payment available to final average pay participants are also available to cash balance participants.

For a valuation method and all material assumptions, please see the Retirement Plan's section under Note N-Employee Benefits of Notes to the Financial Statements in the Original Form 10-K.

EXCESS BENEFIT PLAN

The El Paso Electric Company Excess Benefit Plan ("Excess Benefit Plan") was established effective January 1, 2004, as a non‑qualified deferred compensation plan that provides supplemental retirement benefits to certain employees of the Company.  The purpose of the Excess Benefit Plan is to provide participants with benefits that would otherwise be payable from the qualified plan except for IRS limitations and to provide retirement plan benefits under the qualified plan formula based on short-term incentive compensation.  The Excess Benefit Plan was amended in 2014, consistent with the amendment to the qualified retirement plan, to provide excess cash balance benefits with respect to qualified plan cash balance benefits and to continue to provide excess final average pay benefits with respect to qualified plan final average pay benefits.

All employees holding the office of Vice President or above are eligible to participate as of the employee's date of hire as a Vice President or above or the employee's date of promotion to Vice President or above.  In addition, the Company may select any other employee of the Company who is in a select group of management or highly compensated employees to participate in the Excess Benefit Plan.

For Excess Benefit Plan participants hired prior to April 1, 2014, all Excess Benefit Plan benefits, whether final average pay or cash balance, will be paid in the form of an annuity beginning at the later of separation from service or attainment of early retirement age.  Excess Benefit Plan participants hired after April 1, 2014, will only have excess benefits based on the cash balance plan and will have their Excess Benefit Plan benefits paid as a lump sum paid on the first day of the second month following separation from service.

Benefits payable from the Excess Benefit Plan are subject to the same vesting schedule, age/service requirements, and annuity payment options (for pre-April 1, 2014, participants) as under the Pension Plan.

The amount of the total excess benefit for each participant will be the sum of their final average pay excess benefit and their cash balance excess benefit, if applicable.  Participants hired after April 1, 2014, will only have cash balance excess benefits.  Participants hired before 2014 who chose to continue earning final average pay benefits will only have final average pay excess benefits.

A participant's final average pay excess benefit is calculated as the monthly pension benefit to which the employee would have been entitled under the Pension Plan if the benefit were calculated including annual bonus actually paid in the definition of average monthly compensation and without regard to IRS limitations, minus the monthly amount of the Pension Plan benefit actually payable to the employee under the Pension Plan.

A participant's cash balance excess benefit is calculated as the cash balance account to which the employee would have been entitled under the Pension Plan if the benefit were calculated including annual bonus actually paid in the definition of pay for determining pay credits and without regard to IRS limitations, minus the actual cash balance account under the Pension Plan.

The Excess Benefit Plan is subject to Section 409A of the Code, which requires that for certain specified employees of a publicly-traded corporation, benefits payable following separation from service cannot be paid until six months following separation from service except following the death of the participant.  Any payment that would have been distributed to the participant during the six-month period following separation from service will be accumulated and paid to the participant in a single lump sum as soon as administratively practicable following the end of the six-month period.  For pre-April 1, 2014 participants, who are not specified employees (under Section 409A of the Code) who separate from employment and have attained age 55, benefits are payable on the 1st of the month following separation from service or if under age 55 at the time of separation of employment, as of the 1st of the month following attainment of age 55.  For post-April 1, 2014 participants who are not specified employees, benefits are payable as of the 1st of the month following separation of employment.

The Excess Benefit Plan is entirely unfunded.  Employees who participate in the Excess Benefit Plan have only the rights of general unsecured creditors of the Company with respect to any rights under the Excess Benefit Plan.

PENSION BENEFITS TABLE

The following table describes pension benefits to the NEOs under the Pension Plan and the Excess Benefit Plan as of December 31, 2019.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
Mary E. Kipp	Pension Plan	11	$493,990
	Excess Benefit Plan	11	1,698,436

Adrian J. Rodriguez	Pension Plan	7	89,247
	Excess Benefit Plan	7	32,193

Nathan T. Hirschi	Pension Plan	10	382,915
	Excess Benefit Plan	10	439,696

Elaina L. Ball	Pension Plan	2	25,678
	Excess Benefit Plan	2	8,132

Steven T. Buraczyk	Pension Plan	26	1,454,213
	Excess Benefit Plan	26	1,240,526

Rocky R. Miracle	Pension Plan	11	531,227
	Excess Benefit Plan	11	421,795

(1)
As of December 31, 2019, the Present Value of Accrued Benefits for each NEO is the sum of the present value of the final average pay portion of their accrued benefit, plus the cash balance account value (if applicable) for the Pension Plan and the Excess Benefit Plan.  The present value of the final average pay portion of the accrued benefit is computed using an interest rate of 3.32% for the Pension Plan and 3.31% for the Excess Benefit Plan, no pre-retirement mortality, and post-retirement mortality based on the RP‑2014 Total Data Set Mortality Tables (with projection from 2006 to 2014 using Scale MP-2014 improvement removed), then projected generationally from 2006 using Scale MP-2019.

Change of Control Agreements and Other Termination Benefits

The Company has entered into Change of Control Agreements with each NEO.  Ms. Kipp separated from the Company effective August 1, 2019 and her Change of Control Agreement terminated on such date.  In the event the covered NEO is terminated without cause or resigns for good reason (including a material reduction in duties and responsibilities, a reduction in pay, or a relocation of more than 50 miles) during the two‑year period following a change of control, he or she will receive the following benefits under the Change of Control Agreements:

•	A pro rata payment of the executive officer's Target bonus for the year of termination;

•	A lump sum payment equal to the executive officer's annual base salary plus Target bonus for the year of termination, multiplied by three (for each NEO);

•
If the NEO is a final average pay participant under the Pension Plan, the actuarial equivalent of vested benefits under the Pension Plan calculated with additional years of service equal to three years;

•
If the NEO is a cash balance participant under the Pension Plan, the percentage, as determined under the applicable qualified retirement plan's pay credit chart, multiplied by three times the NEO's annual base pay;

•	Continuation of health and other welfare benefits for two years, including service credit for those two years for purposes of eligibility for retiree benefits under any of these plans; and

•	Outplacement services for one year.

The Change of Control Agreements do not provide any tax gross-up payment in the event the payments become subject to the federal "change in control" excise tax and instead provide that either (i) the executive officer will be responsible for paying the excise tax, or (ii) payments under the agreements will be reduced to an amount that would result in no such excise tax, whichever would result in the executive officer retaining the higher after-tax amount.

A "change in control" is defined in the Change of Control Agreements and generally includes the acquisition by any person of 30% or more of the Common Stock or voting power of the Company, or the consummation of a reorganization, merger or consolidation, or other disposition of all or substantially all of the assets of the Company which results in at least a 40% change in ownership.

Under the LTIP, upon a change in control, unvested restricted stock awards become fully vested, while unearned performance share awards become vested on a prorated basis to the extent performance is achieved through a shortened performance period ending before the change in control.

The following table quantifies potential payments or benefits to our NEOs under our equity incentive plans upon a change in control or under the Change of Control Agreements upon a termination without cause or resignation for good reason following a change in control as described above, in any case based on assumptions as if the change in control or termination had occurred on December 31, 2019.  These amounts do not include benefits under the Pension Plan and the Excess Benefit Plan that would be paid in connection with any retirement event, as described under the "Pension Benefits Table" above.

In the definitive proxy statement filed in connection with the Merger and dated August 2, 2019, potential change in control payments to our NEOs were disclosed. The actual transaction-related estimated payments differ from the payment calculations included in this Form 10-K/A in the tables under “Change of Control Agreements and Other Termination Benefits,” because the disclosure requirements, time periods and assumptions differ from those set forth in the definitive proxy statement filed in connection with the Merger.  For transaction-related details, assumptions and estimates regarding the Merger, as well as the table of estimated payments that may be made under certain circumstances to our NEOs in connection with the Merger, see “Potential Change in Control Payments to Named Executive Officers” on pages 50 and 51 of the definitive proxy statement dated August 2, 2019.

Name	Benefit	Change in Control Without Termination ($)		Qualifying Termination Following a Change in Control ($)	Qualifying Termination Before Change in Control ($)
Adrian J. Rodriguez	Severance	$		$1,860,000.00	$
	Settlement of Unvested Equity Award (1)		455,066.00	n/a
	Lump Sum Equivalent for Pension Service			163,440.00		121,440.00
	Welfare Benefit Continuation			46,689
	Outplacement			25,000
	Total		455,066.00	2,095,129.00		121,440.00
Nathan T. Hirschi	Severance			1,915,800.00
	Settlement of Unvested Equity Award (1)(2)		648,214.00	n/a		222,377.00
	Lump Sum Equivalent for Pension Service			946,175.00		822,611.00
	Welfare Benefit Continuation			46,689.00
	Outplacement			25,000.00
	Total		648,214.00	2,933,664.00		1,044,988.00
Elaina L. Ball	Severance			1,743,750.00
	Settlement of Unvested Equity Award (1)		319,422.00	n/a
	Lump Sum Equivalent for Pension Service			33,810.00
	Welfare Benefit Continuation			46,689.00
	Outplacement			25,000
	Total		319,422.00	1,849,249.00
Steven T. Buraczyk	Severance			1,500,750.00
	Settlement of Unvested Equity Award (1)		494,511.00	n/a
	Lump Sum Equivalent for Pension Service			2,822,128.00		2,694,739.00
	Welfare Benefit Continuation			46,689.00
	Outplacement			25,000
	Total		494,511.00	4,394,567.00		2,694,739.00
Rocky R. Miracle	Severance			1,479,000.00
	Settlement of Unvested Equity Award (1)(2)		393,083.00	n/a		146,480.00
	Lump Sum Equivalent for Pension Service			1,121,026.00		953,022.00
	Welfare Benefit Continuation			34,461.00
	Outplacement			25,000
	Total		393,083.00	2,659,487.00		1,099,502.00

(1)
Represents the value of all unvested restricted stock and a prorated portion of performance shares at Target level as of December 31, 2019.  There were no unvested options at December 31, 2019, for the NEOs.  Acceleration of performance awards would be on a prorated basis and subject to the Compensation Committee determining that performance has been met through a shortened performance period ending before the change of control.

(2)
Represents the value of a prorated vesting of performance shares assuming a December 31, 2019, retirement and meeting of the retirement eligibility requirements previously discussed in detail above in the section entitled "Long-Term Equity Incentives."

2019 Director Compensation

During 2019, compensation for non-employee directors consisted of the following:

(1)	Each non-employee director received an annual retainer of $40,000.

(2)
The Chairman of the Audit Committee received an additional annual fee of $10,000, and the chairman of each of the other Committees of the Board received an additional annual fee of $5,000.  When a Committee Chairman is appointed mid-year, the fee is pro-rated based on his/her days of service.

(3)	Each non-employee director received a meeting fee of $1,000 per meeting for each Board meeting attended.

(4)
Each non-employee director who is a member of a Committee or who is invited to attend by the Committee Chairman received a meeting fee of $1,000 per meeting for each Committee meeting (other than Audit Committee meetings) attended.

(5)	Each Audit Committee member or Board member invited to attend by the Audit Committee Chairman received a meeting fee of $1,500 per meeting for each Audit Committee meeting attended.

(6)	The Chairman of the Board received an additional fee of $100,000 payable in cash or stock and the Vice Chairman of the Board received an additional fee of $50,000 payable in cash or stock.

(7)	Each non-employee director received an award of 3,500 shares of restricted stock. Restricted stock awarded to directors vests one year after the grant.

Directors are also reimbursed for travel expenses incurred in connection with their duties as directors.  Non-employee directors are not eligible to participate in the executive incentive program, savings programs, or any of the retirement programs for the Company's employees.  Other than as described in this section, there are no separate benefit plans for active directors.

The Company's Restated Articles of Incorporation and Bylaws provide for indemnification of the Company's directors and executive officers up to the maximum extent provided by the Texas Business Organizations Code, and the Company maintains director and officer liability insurance.  The Company has indemnification agreements with each of the Company's directors and executive officers.

The table set forth below provides information regarding compensation paid to the non‑employee directors of the Company during 2019.  Ms. Kipp and Mr. Rodriguez did not receive separate compensation for their Board service during 2019 as the Company's CEO and Interim CEO, respectively.

Name	Fees Earned or Paid in Cash ($) (a)	Stock Awards ($) (b)(c)	All Other Compensation ($) (d)	Total ($)
Allen, Catherine A. (e)	$13,565	$13,499	$1,260	$28,324
Barbas, Paul M.	77,022	209,230	5,303	291,555
Cicconi, James W.	93,500	209,230	5,303	308,033
Escudero, Edward	149,000	209,230	5,303	363,533
Palacios, Raymond Jr.	40,250	249,472	5,303	295,025
Siegel, Eric B.	102,000	209,230	5,303	316,533
Wertheimer, Stephen N.	23,750	277,011	5,303	306,064
Yamarone, Charles A.	193,000	209,230	5,303	407,533

(a)
This column reports the amount of cash compensation earned in 2019 for Board and Committee service based on the compensation policy described above.  Annually, directors can elect to receive retainers and meeting fees in cash, stock, or a combination of cash and stock.  Ms. Allen, Mr. Palacios and Mr. Wertheimer elected to receive this compensation in a combination of cash and stock. The remaining directors elected to receive their compensation in cash.

(b)
This column represents the aggregate grant date fair value of awards granted in 2019 computed in accordance with FASB ASC Topic 718.  Fair value for restricted stock is calculated using the closing price of our Common Stock on the grant date.  For additional information on valuation assumptions, see Note H-Common Stock of Notes to the Financial Statements in the Original Form 10-K.

(c)
On May 23, 2019, each non-employee director, except for Ms. Allen, received an award of 3,500 shares of restricted stock which vest one year after the grant.  These restricted stock awards had a per share grant date fair value of $59.78 and received cash dividends per share of $1.155 which are included in column (d).  There were no other restricted stock awards held by the non-employee directors at fiscal year-end.

(d)
The Company paid quarterly dividends of $0.36 per share on its Common Stock on March 29, 2019, and $0.385 per share on its Common Stock each quarter thereafter.  Unvested shares of restricted stock qualify as participating securities, and individuals awarded these shares received their respective cash dividends.

(e)	Ms. Allen retired from the Board in May 2019, in connection with the 2019 annual meeting of shareholders.

Compensation Committee’s Role in Risk Oversight

The Board is actively involved in the oversight of risks that could impact the Company.  It is the responsibility of senior management to identify, assess, and manage our exposure to risks inherent in the operation of the Company and the implementation of our strategic plan. The Board, however, plays an important role in overseeing management's performance of these functions.  In connection with its review of the operations of the Company's business, the Board addresses the primary risks associated with various business decisions and operations.  In addition, the Board reviews the risks associated with the Company's strategic plan periodically throughout the year as part of its consideration of the strategic direction of the Company.

As part of its oversight of the Company's executive compensation program, the Compensation Committee considers the impact of the Company's executive compensation program, and the incentives created by the compensation awards that it approves, on the Company's risk profile.  In addition, the Compensation Committee reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company.  Based on this review, the Compensation Committee has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During 2019, none of the Company's executive officers served as a member of another entity's compensation committee or committee performing equivalent functions.  Therefore, no member of the Board or their immediate family members is or has been, within the last three years, employed as an executive officer of another company where one of the Company's executive officers served as a director or a member of that company's compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 20, 2020 (except as indicated in the footnote to the table), certain information regarding ownership of Common Stock by (i) each person known to the Company to own beneficially more than 5% of its Common Stock; (ii) each of the current directors; (iii) the NEOs; (iv) all directors and executive officers of the Company as a group; and (v) Percent of Class which is reflective of Schedule 13D and Schedule 13G filings.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership ***	Percent of Class
BlackRock Inc. 55 East 52nd Street New York, NY 10055	6,462,569(1)	15.84%*
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	4,706,389(2)	11.54%*
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	3,631,880(3)	8.90%*
Barbas, Paul M.	10,500(4)	**
Cicconi, James W.	74,279(5)	**
Escudero, Edward	17,252(6)	**
Palacios, Raymond Jr.	12,031(7)	**
Siegel, Eric B.	31,925(8)	**
Wertheimer, Stephen N.	27,634(9)	**
Yamarone, Charles A.	17,000(10)	**
Rodriguez, Adrian	22,336(11)	**
Hirschi, Nathan T.	35,275(12)	**
Ball, Elaina L.	5,863(13)	**
Buraczyk, Steven T.	36,544(14)	**
Miracle, Rocky R.	38,912(15)	**
Other Officers	9,496(16)	**
All Directors and executive officers as a group	339,047(17)	0.83%

*	Actual percentage may differ due to stock transactions made subsequent to beneficial owner's filing date.

**	Less than 1%.

***	For purposes of this disclosure, restricted stock is assumed to have voting power but no investment power.

The following footnotes relate to the Exchange Act and the Investment Advisers Act of 1940, as amended (the “Advisers Act”).
(1)
Information regarding ownership of Common Stock by BlackRock, Inc. ("BlackRock"), is included herein in reliance on information set forth in Amendment No. 11 to Schedule 13G filed with the SEC on February 10, 2020, reflecting ownership as of December 31, 2019. BlackRock is a Delaware parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. According to the filing, BlackRock beneficially owns 6,462,569 shares (15.90%) of Common Stock with sole voting power over 6,362,587 shares and sole dispositive power over 6,462,569 shares of Common Stock.

(2)
Information regarding ownership of Common Stock by The Vanguard Group, Inc. (“Vanguard”), Vanguard Fiduciary Trust Company (“VFTC”) and Vanguard Investments Australia, LTD. (“VIA”) is included herein in reliance on information set forth in Amendment No. 10 to Schedule 13G filed with the SEC on February 12, 2020, reflecting ownership as of December 31, 2019. Vanguard is a Pennsylvania parent company of VFTC and VIA and is classified as an Investment Advisor in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. According to the filing, Vanguard beneficially owns 4,706,389 shares (11.55%) of the Common Stock with sole dispositive power over 4,647,823 shares, shared dispositive power over 58,566 shares, sole voting power over 58,877 shares and shared voting power over 16,299 shares of Common Stock. VFTC, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 42,267 shares (0.10%) of Common Stock. VIA, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 32,909 shares (0.08%) of Common Stock.

(3)
Information regarding ownership of Common Stock by GGCP, Inc. ("GGCP"), GGCP Holdings LLC (“GGCP Holdings”), GAMCO Investors, Inc. ("GBL"), Associated Capital Group, Inc. (“AC”), Gabelli Funds, LLC ("Gabelli Funds"), GAMCO Asset Management Inc. ("GAMCO"), Teton Advisors, Inc. ("Teton Advisors"), Gabelli & Company Investment Advisers, Inc. (“GCIA”), G.research, LLC (“G.research”), MJG Associates, Inc. ("MJG Associates"), Gabelli Foundation, Inc. (the "Foundation"), Mario J. Gabelli, LICT Corporation (“LICT”) and CIBL, Inc. (“CIBL” and, together with GGCP, GGCP Holdings, GBL, AC, Gabelli Funds, GAMCO, Teton Advisors, GCIA, G.research, MJG Associates, the Foundation, Mario J. Gabelli and LICT, the “Gabelli Reporting Parties”),  is included herein in reliance on information set forth in Amendment No. 8 to Schedule 13D filed with the SEC on October 15, 2019, reflecting ownership as of October 11, 2019.  GGCP is the manager and a member of GGCP Holdings, which is the controlling shareholder of GBL and AC.  GBL and AC are the parent companies for a variety of companies engaged in the securities business.   GAMCO, Gabelli Funds, and Teton Advisors are each investment advisors, and each of these entities is registered under the Advisers Act of 1940.  GCIA is an investment adviser registered under the Advisers Act. G.research is a broker-dealer registered under the Exchange Act.  MJG Associates provides advisory services to private investment partnerships and offshore funds.  The Foundation is a private foundation.  LICT is a holding company with operating subsidiaries engaged primarily in the rural telephone industry. CIBL is a holding company with interests in telecommunications operations, primarily in the rural telephone industry.  Mario J. Gabelli is the controlling stockholder, Chief Executive Officer and director of GGCP.  Mario J. Gabelli is also the Chairman and Chief Executive Officer of GBL.  Mario J. Gabelli is the Executive Chairman of AC.  Mario J. Gabelli is also a member of GGCP Holdings.  Mario J. Gabelli is also the controlling shareholder of Teton Advisors.  The Gabelli Reporting Parties do not admit that they constitute a group.

According to Amendment No. 8 to Schedule 13D filed with the SEC on October 15, 2019, Gabelli Funds beneficially owns 1,925,425shares of Common Stock (4.72%) and has sole voting and dispositive power over such shares, while GAMCO beneficially owns 1,440,447 shares of Common Stock (3.53%) and maintains sole dispositive power over 1,440,447 shares of Common Stock, but only has the power to vote 1,303,947 shares of Common Stock.  GCIA beneficially owns 254,008 shares of Common Stock (0.62%) and has sole voting and dispositive power over such shares.  The Foundation beneficially owns 4,000 shares of Common Stock (0.01%) and has sole voting and dispositive power over such shares.  AC beneficially owns 6,000 shares of Common Stock (0.01%) and has sole voting and dispositive power over such shares.  Mario J. Gabelli beneficially owns 2,000 shares of Common Stock (0.00%) and has sole voting and dispositive power over such shares.  According to the filing, the aggregate amount beneficially owned by the Gabelli Reporting Parties is 3,631,880 shares (8.90%) as of October 11, 2019.
Mario J. Gabelli is deemed to have beneficial ownership of the Common Stock owned by each of the Gabelli Reporting Parties.  GCIA is deemed to have beneficial ownership of the Common Stock owned beneficially by G.research.  AC, GBL and GGCP are deemed to have beneficial ownership of the Common Stock owned beneficially by each of the Gabelli Reporting Parties other than Mario J. Gabelli and the Foundation.
(4)
Includes (i) 7,000 shares of Common Stock over which Mr. Barbas has sole voting and investment power; and (ii) 3,500 shares of restricted Common Stock over which he has voting power but no investment power.

(5)
Includes (i) 70,779 shares of Common Stock over which Mr. Cicconi has sole voting and investment power; and (ii) 3,500 shares of restricted Common Stock over which he has voting power but no investment power.

(6)
Includes (i) 13,752 shares of Common Stock over which Mr. Escudero has sole voting and investment power; and (ii) 3,500 shares of restricted Common Stock over which he has voting power but no investment power.

(7)
Includes (i) 8,531 shares of Common Stock over which Mr. Palacios has sole voting and investment power; and (ii) 3,500 shares of restricted Common Stock over which he has voting power but no investment power.

(8)
Includes (i) 22,950 shares of Common Stock over which Mr. Siegel has sole voting and investment power; (ii) 3,500 shares of restricted Common Stock over which he has voting power but no investment power; and (iii) 5,475 shares of Common Stock held by spouse over which he has no voting or investment power.

(9)
Includes (i) 24,134 shares of Common Stock over which Mr. Wertheimer has sole voting and investment power; and (ii) 3,500 shares of restricted Common Stock over which he has voting power but no investment power.

(10)
Includes (i) 13,500 shares of Common Stock over which Mr. Yamarone has sole voting and investment power; and (ii) 3,500 shares of restricted Common Stock over which he has sole voting power but no investment power.

(11)
Includes (i) 1,006 shares of Common Stock over which Mr. Rodriguez has sole voting and investment power; (ii) 21,330 shares of restricted Common Stock over which he has sole voting power but no investment power.

(12)
Includes (i) 28,351 shares of Common Stock over which Mr. Hirschi has sole voting and investment power; and (ii) 6,924 shares of restricted Common Stock over which he has sole voting power but no investment power.

(13)
Includes (i) 758 shares of Common Stock over which Ms. Ball has sole voting and investment power; and (ii) 5,105 shares of restricted Common Stock over which she has voting power but no investment power.

(14)
Includes (i) 31,779 shares of Common Stock over which Mr. Buraczyk has sole voting and investment power; and (ii) 4,765 shares of restricted Common Stock over which he has voting power but no investment power.

(15)
Includes (i) 34,834 shares of Common Stock over which Mr. Miracle has sole voting and investment power; and (ii) 4,078 shares of restricted Common Stock over which he has voting power but no investment power.

(16)
Includes (i) 7,667 shares over which the other executive officers have sole voting and investment power; and (ii) 1,829 shares of restricted Common Stock over which they have voting power but no investment power.

(17)
Includes (i) 264,923 shares of Common Stock over which the directors and executive officers have sole voting and investment power; (ii) 53,531 shares of restricted Common Stock over which they have voting power but no investment power; and (iii) 5,475 shares of Common Stock held by a spouse which has no voting or investment power.

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

Certain Relationships and Related Transactions

The Board formally adopted a policy with respect to Related Person Transactions to document procedures pursuant to which such transactions are reviewed, approved, or ratified.  This policy superseded a general grant of authority to review and approve such transactions that had been a part of the Nominating and Corporate Governance Committee charter for several years.  The Company’s Related Person Transaction policy applies to any transaction in which (i) the Company is a participant, (ii) any related person has a direct or indirect material interest, and (iii) the amount involved exceeds $120,000, but generally excludes any transaction that would not require disclosure under Item 404(a) of Regulation S‑K.  The Nominating and Corporate Governance Committee is responsible for reviewing, approving, and ratifying any related party transaction in accordance with the Company’s Related Person Transaction policy.  A copy of the policy is available at www.epelectric.com.

Each year, the Company requires the directors and executive officers to complete director and officer questionnaires identifying transactions with the Company in which the director or executive officer or their family members have an interest.  In addition, the Company has implemented an enhanced system so that proposed transactions of this nature are identified and reviewed in advance.  The Company reviews these transactions due to the potential for a conflict of interest.  A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the Company’s interests.  The Company’s Code of Ethics requires all directors, executive officers, and employees who may have a potential or apparent conflict of interest to immediately notify our Senior Vice President, Corporate Development and Chief Compliance Officer.

Standards of Board Independence

The Company’s Corporate Governance Guidelines (the “Guidelines”), among other things, set forth categorical standards to assist the Board in making determinations of director independence in accordance with the rules of the NYSE.  The Board makes a determination regarding the independence of each director annually based on all relevant facts and circumstances.  Although any director who meets the following criteria and the independence criteria of the NYSE is presumed to be independent (except for purposes of serving as a member of the Audit Committee or the Compensation Committee, each of which requires that the director meet additional requirements), the Board may make an affirmative determination to the contrary based on its review of other factors.  Under the Guidelines, the following persons will not be considered to be independent:

(i)
A director who serves as an executive officer or employee of, or beneficially owns more than a 10% equity interest in, any corporation, partnership, or other business entity that during the most recently completed fiscal year made payments to the Company or received payments from the Company for goods and services if such payments were more than the greater of 2% of such other entity's gross consolidated revenues for such fiscal year or $1 million;

(ii)
A director who serves as an executive officer or employee of, or beneficially owns more than a 10% equity interest in, any bank, corporation, partnership, or other business entity to which the Company was indebted at the end of its most recently completed fiscal year in an amount more than the greater of 2% of such other entity's total consolidated assets at the end of such fiscal year or $1 million;

(iii)
A director who is a member or employee of a law firm that has provided services to the Company during the most recently completed fiscal year if the total billings for such services were more than the greater of 2% of the law firm's gross revenues for such fiscal year or $1 million; or

(iv)
A director who is a partner, executive officer, or employee of any investment banking firm that has performed services for the Company (other than as a participating underwriter in a syndicate) during the most recently completed fiscal year if the total compensation received for such services was more than the greater of 2% of the investment banking firm's consolidated gross revenues for such fiscal year or $1 million.

During 2019, none of the Company’s executive officers served as a member of another entity’s compensation committee or committee performing equivalent functions.  Therefore, no member of the Board or their immediate family members is or has been, within the last three years, employed as an executive officer of another company where one of the Company’s executive officers served as a director or a member of that company’s compensation committee.

Within the last three years, the Company has not made any charitable contributions to any charitable organization for which a director of the Company or his or her immediate family member serves as an executive officer in excess of the greater of $1 million or 2% of the charitable organization’s consolidated gross revenues.

After a review of all relevant factors and applying these categorical standards and the independence criteria of the NYSE, the Board has determined that:

•	Messrs. Barbas, Cicconi, Escudero, Palacios, Siegel, Wertheimer, and Yamarone are independent; and

•	Mr. Rodriguez, who is serving as the Company’s Interim CEO, General Counsel and Assistant Secretary, is not independent.

In determining the independence of Mr. Cicconi, the Board took into account various bilateral payments between the Company and AT&T relating to utility services and property.

In determining the independence of Mr. Palacios, the Board took into account payments of $260,000 during 2019 (including annual membership dues of $250,000) made to The Borderplex Alliance.  Mr. Palacios' son was employed by the organization until April 2019.  The Borderplex Alliance is a non-profit organization dedicated to economic development and policy advocacy in the El Paso, Texas; Las Cruces, New Mexico; and Ciudad Juárez, Chihuahua region.  The Company is one of the principal contributors to the organization and has been a member since 2013.  Messrs. Palacios and Rodriguez are directors of The Borderplex Alliance.

All members of the Audit Committee are required to meet the independence requirements set forth in Rule 10A-3(b)(1)(ii) promulgated under the Exchange Act.  The Board has determined that each member of the Audit Committee meets such independence requirements.

In addition, all members of the Compensation Committee are required to meet the independence requirements set forth in Rules 303A.02(a)(ii) and 303A.05 of the NYSE Manual and Rule 10C‑1(b)(1) promulgated under the Exchange Act.  The Board has determined that each member of the Compensation Committee meets such independence requirements.

Item 14.	Principal Accounting Fees and Services

The Audit Committee has selected KPMG LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.  KPMG LLP has served as the Company’s independent auditors continuously since 1983.  Fees related to the services provided to the Company for the fiscal years ended December 31, 2019 and 2018, by KPMG LLP are set forth below.

Principal Accounting Firm Fees
	Year Ended December 31,
	2019	2018
Integrated audit of financial statements and internal control over financial reporting (1)	$1,644,000	$1,546,000
Audit-related fees (2)	259,000	215,000

Tax fees	—	—
All other fees	—	—

Total fees	$1,903,000	$1,761,000

(1)
For 2019 and 2018, amounts include fees for services provided by the Company’s independent registered public accounting firm relating to the integrated audit of the Company’s financial statements (including the Sarbanes-Oxley Section 404 certification) and review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2019 and December 31, 2018, respectively.

(2)
Amounts include fees for audit of federal regulatory filings, professional services rendered in connection with the comfort letter associated with the remarketing of certain pollution control bonds during 2019, a rate case anticipated during 2019, the SEC Comment letter in 2018, and audits of benefit plans in 2018.

KPMG LLP determined that these services did not affect its independence under applicable auditing standards.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by the Company’s independent registered public accounting firm pursuant to pre-approval policies and procedures established by the Audit Committee.  The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management.  The Audit Committee may delegate its authority to pre-approve services to one or more Audit Committee members, provided that such designees present any such pre-approvals to the full Audit Committee at the next Audit Committee meeting.  The Audit Committee pre-approved the engagement of KPMG LLP to provide the audit and permissible audit-related services provided in 2019 in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and determined that KPMG LLP’s provision of the services provided in 2019 is compatible with KPMG LLP’s independence.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

Page
1.	Financial Statements:

No financial statements are filed with this Amendment No. 1.

2.	Financial Statement Schedules:

No financial statement schedules are filed with this Amendment No. 1.

3.	Exhibits

Certain of the following documents are filed herewith. Certain other of the following exhibits have heretofore been filed with the SEC, and, pursuant to Rule 12b-32 and Regulation 201.24, are incorporated herein by reference.

Exhibit Number		Title
Exhibit 2 -	Plan of Acquisition, Reorganization, Liquidation, or Succession:
**2.01	-
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

3.02	-	Amended and Restated Bylaws of the Company, dated July 27, 2017. (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 27, 2017)
Exhibit 4 -	Instruments Defining the Rights of Security Holders, including Indentures:
4.01	-	General Mortgage Indenture and Deed of Trust, dated as of February 1, 1996. (Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed on September 26, 2017)
4.02	-
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

4.03	-
Loan Agreement dated August 1, 2012 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.02. (Exhibit 4.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

4.04	-
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

4.05	-
Loan Agreement dated March 1, 2009 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.04. (Exhibit 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

4.06	-
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

4.07	-
Loan Agreement dated March 1, 2009 between Maricopa County, Arizona Pollution Control Corporation and El Paso Electric Company relating to the Pollution Control Bonds referred to in Exhibit 4.06. (Exhibit 4.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

4.08	-	Debt Securities Indenture, dated as of May 1, 2005. (Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed on September 26, 2017)
4.09	-	First Supplemental Indenture, dated as of May 19, 2008. (Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed on September 26, 2017)
4.10	-	Securities Resolution No. 1, dated May 11, 2005, relating to the Company's 6.00% Senior Notes due 2035. (Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 19, 2005)

4.11	-	Securities Resolution No. 2, dated May 29, 2008, relating to the Company's 7.50% Senior Notes due 2038. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 9, 2008)
4.12	-	Securities Resolution No. 3, dated December 3, 2012, relating to the Company's 3.30% Senior Notes due 2022. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2012)
4.13	-	Securities Resolution No. 4, dated December 1, 2014, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 2014)
4.14	-	Securities Resolution No. 5, dated March 24, 2016, relating to the Company's 5.000% Senior Notes due 2044. (Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 24, 2016)
4.15	-
Note Purchase Agreement, dated as of June 28, 2018, between El Paso Electric Company, Rio Grande Resources Trust II and the purchasers named therein. (Exhibit 10.1 to the Company's Current Report Form 8-K, filed on June 29, 2018)

4.16	-	Note Purchase Agreement, dated as of June 28, 2018, between El Paso Electric Company and the purchasers named therein. (Exhibit 10.2 to the Company's Current Report Form 8-K, filed on June 29, 2018)
+4.17	-	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
Exhibit 10 -	Material Contracts:
10.01	-
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

10.01-01	-	Amendment No. 1, dated January 1, 1974, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-02	-	Amendment No. 2, dated August 28, 1975, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-03	-	Amendment No. 3, dated July 22, 1976, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-04	-	Amendment No. 4, dated December 15, 1977, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-05	-	Amendment No. 5, dated December 5, 1979, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-06	-	Amendment No. 6, dated October 16, 1981, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-07	-	Amendment No. 7, dated April 1, 1982, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-08	-	Amendment No. 8, dated September 12, 1983, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-09	-	Amendment No. 9, dated June 12, 1984, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-10	-	Amendment No. 10, dated November 21, 1985, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-11	-	Amendment No. 11, dated January 10, 1987, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-12	-	Amendment No. 12, dated August 5, 1988, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-13	-	Amendment No. 13, dated June 15, 1991, to Exhibit 10.01. (Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
10.01-14	-	Amendment No. 14, dated June 20, 2000, to Exhibit 10.01. (Exhibit 10.05-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.01-15	-	Amendment No. 15, dated January 13, 2011, to Exhibit 10.01. (Exhibit 10.07 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.01-16	-	Amendment No. 16, dated April 28, 2014, to Exhibit 10.01. (Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)
10.02	-
ANPP Valley Transmission System Participation Agreement, dated August 20, 1981, and Amendments No. 1 and 2 thereto. APS Contract No. 2253-419.00. (Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.03	-
Arizona Nuclear Power Project High Voltage Switchyard Participation Agreement, dated August 20, 1981. APS Contract No. 2252-419.00. (Exhibit 20.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1981)

10.03-01	-	Amendment No. 1, dated November 20, 1986, to Exhibit 10.03. (Exhibit 10.11-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)
10.04	-
Firm Palo Verde Nuclear Generating Station Transmission Service Agreement, between Salt River Project Agricultural Improvement and Power District and the Company, dated October 18, 1983. (Exhibit 19.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1983)

10.05	-
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

#10.07	-	El Paso Electric Company Excess Benefit Plan, dated as of April 1, 2014. (Exhibit 10.07 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)
10.08	-
Interconnection Agreement and Amendment No. 1, dated July 19, 1966, between the Company and Public Service Company of New Mexico. (Exhibit 19.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.09	-
Southwest New Mexico Transmission Project Participation Agreement, dated April 11, 1977, between Public Service Company of New Mexico, Community Public Service Company and the Company, and Amendments 1 through 5 thereto. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.09-01	-	Amendment No. 6, dated as of June 17, 1999, to Exhibit 10.09. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.10	-
Tucson-El Paso Power Exchange and Transmission Agreement, dated April 19, 1982, between Tucson Electric Power Company and the Company. (Exhibit 19.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982)

10.10-01	-	Settlement Agreement between TEP and the Company, dated April 26, 2011, to Exhibit 10.10. (Exhibit 10.14-01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.11	-
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

10.12	-
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

#10.13	-	Form of Indemnity Agreement, between the Company and its directors and officers. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
10.14	-
Interchange Agreement, executed April 14, 1982, between Comisión Federal de Electricidad and the Company. (Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

10.15	-
Trust Agreement, dated as of February 12, 1996, between the Company and Texas Commerce Bank National Association, as Trustee of the Rio Grande Resources Trust II. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995)

10.16	-
Note Purchase Agreement, dated as of August 17, 2010, between El Paso Electric Company, Rio Grande Resources Trust II and the purchasers named therein. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010)

10.17	-
Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 1. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.18	-
Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 2. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.19	-
Decommissioning Trust Agreement, dated as of April 1, 2006, between the Company and Wells Fargo Bank, N.A., as decommissioning trustee for Palo Verde Unit 3. (Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10.20	-
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

10.20-01	-
Consent and Waiver, dated as of August 9, 2019, in connection with the Third Amended and Restated Credit Agreement, dated as of September 13, 2018, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee of the Rio Grande Resources Trust II. (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

#†10.21	-	Change in Control Agreement between the Company and certain key officers of the Company. (Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)
10.22	-	Purchase and Sale Agreement between the Company and Arizona Public Service Company, dated February 17, 2015. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2015)
10.22-01	-	Amendment No. 1, dated April 13, 2015, to Exhibit 10.22. (Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.22-02	-	Amendment Agreement, dated July 6, 2016, to Exhibit 10.22. (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2016)
#10.23	-
Form of Directors’ Restricted Stock Award Agreement between the Company and certain directors of the Company. (Exhibit 10.07 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.24	-	Franchise Agreement, dated July 12, 2005, between the Company and the City of El Paso. (Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
10.24-01	-	Amendment dated June 29, 2018, to Exhibit 10.24. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)
10.25	-	Settlement Agreement, dated as of February 24, 2000, with the City of Las Cruces. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.26	-	Franchise Agreement, dated April 3, 2000, between the Company and the City of Las Cruces. (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10.27	-
Interconnection Agreement dated as of May 23, 2002, between the Company and the Public Service Company of New Mexico. (Exhibit 10.09 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.27-01	-	First Amended and Restated Interconnection Agreement, dated October 9, 2003, to Exhibit 10.27. (Exhibit 10.52-01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.28	-
Power Purchase and Sale Agreement, dated as of December 16, 2005, between the Company and Phelps Dodge Energy Services, LLC. (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.28-01	-	Letter Agreement, dated November 12, 2018, to Exhibit 10.28.
10.29	-	Settlement Agreement between the State of Texas and the Company, dated October 17, 2006. (Exhibit 10.08 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
#10.30	-	El Paso Electric Company 2007 Long-Term Incentive Plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 2, 2007)
#10.30-01	-	Amended and Restated 2007 Long-Term Incentive Plan to Exhibit 10.30. (Exhibit 99.1 to the Company's Registration Statement (No. 333-196628) on Form S-8, filed on June 6, 2014)
#10.30-02	-	First Amendment to the Exhibit 10.30-01. (Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 5, 2018)
#10.31	-	Long-Term Incentive Award Agreement (For Non-Employee Directors). (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
#10.32	-	Long-Term Incentive Award Agreement (For Employees). (Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
#10.33	-
Form of Performance Share Award Agreement for outstanding awards between the Company and certain officers of the Company. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.34	-	Form of Performance Share Award Agreement between the Company and certain officers of the Company. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

#10.35	-	Form of Restricted Stock Award Agreement between the Company and certain officers of the Company. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 5, 2018)
#10.36	-	Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 5, 2018)
#10.37	-	Change of Control Agreement between Mary E. Kipp and the Company, dated as of May 31, 2019. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.38	-	Change of Control Agreement between Nathan T. Hirschi and the Company, dated as of May 31, 2019. (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.39	-	Change of Control Agreement between Adrian J. Rodriguez and the Company, dated as of May 31, 2019. (Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.40	-	Retention Agreement between Rocky R. Miracle and the Company, dated as of May 31, 2019. (Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on June 3, 2019)
#10.41	-	Retention Agreement between Steven T. Buraczyk and the Company, dated as of June 30, 2019. (Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 1, 2019)
#10.42	-	Separation Agreement between Mary E. Kipp and the Company, effective as of July 1, 2019. (Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 1, 2019)
#10.43	-
Form of Restricted Stock Award Agreement between the Company and Mary E. Kipp, former Chief Executive Officer of the Company, dated July 31, 2019. (Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)

Exhibit 23 -	Consent of Experts:
+23.01	-	Consent of KPMG LLP (set forth on page 133 of the Original 2019 Form 10-K)
Exhibit 24 -	Power of Attorney:
+24.01	-	Power of Attorney (set forth on page 131 of the Original 2019 Form 10-K)
+24.02	-	Certified copy of resolution authorizing signatures pursuant to Power of Attorney
Exhibit 31 and 32 -	Certifications:
+31.01	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to the Original 2019 Form 10-K)
*31.02	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99 -	Additional Exhibits:
99.01	-	Agreed Order, entered August 30, 1995, by the Public Utility Commission of Texas. (Exhibit 99.31 to the Company's Registration Statement No. 33-99744 on Form S-1)
99.02	-	Final Order, entered September 24, 1998, by the New Mexico Public Utility Commission. (Exhibit 99.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
99.03	-	Final Order, entered June 8, 1999, by the Public Utility Commission of Texas. (Exhibit 99.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
99.04	-	Final Order, entered January 8, 2002, by the New Mexico Public Utility Commission. (Exhibit 99.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
Exhibit 101 -	XBRL - Related Documents:
+101.INS	-	Inline XBRL Instance Linkbase Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+101.SCH	-	Inline XBRL Taxonomy Extension Schema Linkbase Document
+101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	-	The cover page from the Amendment No. 1 has been formatted in Inline XBRL.

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
#	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3) of Form 10-K.
+	Previously filed with the Original Form 10-K.
†
Agreements substantially identical in all material respects to this exhibit have been entered into between the Company and its Section 16 officers, except for the president and chief executive officer, which agreement is separately filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April 2020.

EL PASO ELECTRIC COMPANY

By:	/s/ ADRIAN J. RODRIGUEZ
Adrian J. Rodriguez
Interim Chief Executive Officer, General Counsel and Assistant Secretary (Principal Executive Officer)