Form 10-Q
period 2020-03-31
EL PASO ELECTRIC CO /TX/
filed 2020-05-08
CIK 31978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 30, 2020, there were 40,787,627 shares of the Company’s common stock outstanding.

DEFINITIONS
The following abbreviations, acronyms or defined terms used in this report are defined below:

Abbreviations, Acronyms or Defined Terms	Terms

A&G	Administrative and general
ADIT	Accumulated Deferred Income Taxes
AEFUDC	Allowance for Equity Funds Used During Construction
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Amended REA	Amendment to the REA by the New Mexico Energy Transition Act, effective June 14, 2019
ANPP Participation Agreement	Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended
APS	Arizona Public Service Company
ASU	Accounting Standards Update
CCN	Certificate of Convenience and Necessity
Company	El Paso Electric Company
COVID-19	Coronavirus Disease 2019, the disease caused by the 2019 novel coronavirus (SARS-CoV-2)
DCRF	Distribution Cost Recovery Factor
DOE	U.S. Department of Energy
EECRF	Energy Efficiency Cost Recovery Factor
El Paso	City of El Paso, Texas
EUERF	Efficient Use of Energy Recovery Factor
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FPPCAC	New Mexico Fuel and Purchased Power Cost Adjustment Clause
FTC	Federal Trade Commission
GAAP	U.S. Generally Accepted Accounting Principles
Gorski Action	Gorski v. El Paso Electric Company., et al., Case No. 1:19-cv-07211, in the U.S. District Court for the Southern District of New York
Hearing Examiner	The Hearing Examiner of the NMPRC
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IIF	Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc.
kWh	Kilowatt-hour(s)
LTPPA	Long-Term Purchased Power Agreement
Merger	Merger of Merger Sub with and into the Company with the Company as the surviving corporation pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, by and among the Company, Parent and Merger Sub, dated June 1, 2019
Merger Consideration	The right to receive $68.25 in cash per share of common stock, without interest, on and subject to the terms and conditions set forth in the Merger Agreement
Merger Sub	Sun Merger Sub Inc.
MW	Megawatt(s)
MWh	Megawatt-hour(s)
NAV	Net Asset Value

(i)

Abbreviations, Acronyms or Defined Terms	Terms

NDT	The Company's Palo Verde nuclear decommissioning trust funds
Newman	The Company's Newman Power Station
NMPRC	New Mexico Public Regulation Commission
NMPUA	New Mexico Public Utility Act
NMSU	New Mexico State University
NOPR	Notice of Proposed Rulemaking
NRC	U.S. Nuclear Regulatory Commission
O&M	Operations and maintenance
OATT	Open Access Transmission Tariff
Parent	Sun Jupiter Holdings LLC
Palo Verde	Palo Verde Generating Station
Palo Verde Participation	Those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the ANPP Participation Agreement
PCBs	Pollution Control Bonds
PUCT	Public Utility Commission of Texas
PURA	Texas Public Utility Regulatory Act
RCF	The Company's Revolving Credit Facility
REA	New Mexico Renewable Energy Act
RGRT	Rio Grande Resources Trust II
Rio Grande	The Company's Rio Grande Power Station
Rosenblatt Action	Rosenblatt v. El Paso Electric Company, et al., Case No. 1:19-cv-01367-UNA, in the U.S. District Court for the District of Delaware
ROU	Right-of-use
RPS	Renewable Portfolio Standard
Rule 551	NMPRC Rule 17.9.551 of the New Mexico Administrative Code
SEC	U.S. Securities and Exchange Commission
Show Cause Proceeding	FERC proceeding in which a company must revise its transmission rates for the TCJA effect or show cause as to why it should not be required to do so
SPS	Southwestern Public Service Company
SPS Appeal No. 1	Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37248, in the New Mexico Supreme Court
SPS Appeal No. 2	Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37308, in the New Mexico Supreme Court
Stein Action	Stein v. El Paso Electric Company., et al., Case No. 1:19-cv-06703, in the U.S. District Court for the Southern District of New York
TCJA	The federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017
TCRF	Transmission Cost Recover Factor
Texas Fuel Rule	Fuel cost recovery rule of the PUCT
U.S.	United States
2017 PUCT Final Order	PUCT Final Order in Docket No. 46831
2019 DCRF rate filing	DCRF rate filing in PUCT Docket No. 49395
2019 Form 10-K	Annual Report of El Paso Electric Company on Form 10-K for the fiscal year ended December 31, 2019
2019 TCRF rate filing	TCRF rate filing in PUCT Docket No. 49148

(ii)

EL PASO ELECTRIC COMPANY

(iii)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EL PASO ELECTRIC COMPANY
BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)

ASSETS (In thousands)
Utility plant:
Electric plant in service	$4,447,169	$4,404,150
Less accumulated depreciation and amortization	(1,486,274)	(1,461,385)
Net plant in service	2,960,895	2,942,765
Construction work in progress	164,528	157,851
Nuclear fuel; includes fuel in process of $57,845 and $61,709, respectively	211,336	198,075
Less accumulated amortization	(81,560)	(71,588)
Net nuclear fuel	129,776	126,487
Net utility plant	3,255,199	3,227,103
Current assets:
Cash and cash equivalents	57,379	10,818
Accounts receivable, principally trade, net of allowance for doubtful accounts of $1,778 and $1,900, respectively	66,307	79,814
Inventories, at cost	60,429	60,872
Regulatory assets	9,290	9,939
Prepayments and other	15,539	11,203
Total current assets	208,944	172,646
Deferred charges and other assets:
Decommissioning trust funds	294,501	325,998
Regulatory assets	69,640	70,805
Other	17,551	16,648
Total deferred charges and other assets	381,692	413,451
Total assets	$3,845,835	$3,813,200

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
BALANCE SHEETS (Continued)

	March 31, 2020	December 31, 2019
	(Unaudited)
CAPITALIZATION AND LIABILITIES (In thousands except for share data)
Capitalization:
Common stock, stated value $1 per share, 100,000,000 shares authorized, 64,312,516 and 64,332,884 shares issued, and 116,172 and 95,804 restricted shares, respectively	$64,429	$64,429
Capital in excess of stated value	322,890	323,367
Retained earnings	1,221,513	1,272,418
Accumulated other comprehensive loss, net of tax	(48,977)	(48,952)
	1,559,855	1,611,262
Treasury stock, 23,656,061 and 23,696,262 shares, respectively, at cost	(394,044)	(394,715)
Common stock equity	1,165,811	1,216,547
Long-term debt, net of current portion	1,341,131	1,340,981
Total capitalization	2,506,942	2,557,528
Current liabilities:
Current maturities of long-term debt	44,979	44,969
Short-term borrowings under the revolving credit facility	240,781	113,801
Accounts payable, principally trade	43,386	65,745
Taxes accrued	27,205	39,315
Interest accrued	18,920	14,196
Regulatory liabilities	12,908	19,961
Other	41,565	38,408
Total current liabilities	429,744	336,395
Deferred credits and other liabilities:
Accumulated deferred income taxes	337,366	348,398
Accrued pension liability	94,378	96,745
Accrued post-retirement benefit liability	23,599	23,081
Asset retirement obligations	112,553	110,105
Regulatory liabilities	298,705	298,466
Other	42,548	42,482
Total deferred credits and other liabilities	909,149	919,277
Commitments and contingencies
Total capitalization and liabilities	$3,845,835	$3,813,200
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except for share data)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating revenues	$158,563	$174,363	$846,194	$902,253
Operating expenses:
Fuel and purchased power	33,624	48,326	161,219	225,247
Operations and maintenance	80,704	80,413	332,848	335,136
Depreciation and amortization	26,466	25,126	103,412	97,694
Taxes other than income taxes	16,071	16,189	73,233	71,682
	156,865	170,054	670,712	729,759
Operating income	1,698	4,309	175,482	172,494
Other income (deductions):
Allowance for equity funds used during construction	586	1,001	2,130	3,534
Investment and interest income (losses), net	(25,599)	23,707	20,321	36,929
Miscellaneous non-operating income	2,945	3,048	15,166	12,735
Strategic transaction costs	(1,295)	—	(13,405)	—
Miscellaneous non-operating deductions	(3,149)	(2,357)	(10,738)	(11,594)
	(26,512)	25,399	13,474	41,604
Interest charges (credits):
Interest on long-term debt and revolving credit facility	18,743	18,989	74,542	76,425
Other interest	4,547	5,233	20,680	18,469
Capitalized interest	(1,378)	(1,532)	(5,575)	(5,801)
Allowance for borrowed funds used during construction	(885)	(972)	(3,928)	(3,686)
	21,027	21,718	85,719	85,407
Income (loss) before income taxes	(45,841)	7,990	103,237	128,691
Income tax expense (benefit)	(10,632)	1,901	21,498	31,321
Net income (loss)	$(35,209)	$6,089	$81,739	$97,370

Basic earnings (loss) per share	$(0.87)	$0.15	$2.01	$2.39

Diluted earnings (loss) per share	$(0.87)	$0.15	$2.00	$2.39

Dividends declared per share of common stock	$0.385	$0.360	$1.540	$1.440
Weighted average number of shares outstanding	40,653,326	40,582,936	40,623,151	40,543,986
Weighted average number of shares and dilutive potential shares outstanding	40,653,326	40,663,753	40,691,961	40,661,228

 See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss)	$(35,209)	$6,089	$81,739	$97,370
Other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs:
Net loss arising during period	—	—	(12,110)	(5,898)
Reclassification adjustments included in net income for amortization of:
Prior service benefit	(1,651)	(2,186)	(8,205)	(9,427)
Net loss	1,445	843	4,017	5,655
Net unrealized gains/losses on marketable securities:
Net holding gains arising during period	—	2,471	3,601	1,107
Reclassification adjustments for net (gains) losses included in net income	—	829	(3,061)	1,756
Net losses on cash flow hedges:
Reclassification adjustment for interest expense included in net income	158	148	615	577
Total other comprehensive income (loss) before income taxes	(48)	2,105	(15,143)	(6,230)
Income tax benefit (expense) related to items of other comprehensive income (loss):
Unrecognized pension and post-retirement benefit costs	53	265	3,655	2,144
Net unrealized gains on marketable securities	—	(665)	(233)	(577)
Losses on cash flow hedges	(30)	(48)	(129)	(143)
Total income tax benefit (expense)	23	(448)	3,293	1,424
Other comprehensive income (loss), net of tax	(25)	1,657	(11,850)	(4,806)
Comprehensive income (loss)	$(35,234)	$7,746	$69,889	$92,564
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Unaudited)
(In thousands except for share data)

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2019	64,428,688	$64,429	$323,367	$1,272,418	$(48,952)	23,696,262	$(394,715)	$1,216,547
Restricted common stock grants and deferred compensation			(40)			(20,368)	339	299
Performance share awards vested			197			(32,119)	535	732
Stock awards withheld for taxes			(640)			12,404	(206)	(846)
Compensation paid in shares			6			(118)	3	9
Net loss				(35,209)				(35,209)
Other comprehensive loss					(25)			(25)
Common stock, dividends declared, $0.385 per share				(15,696)				(15,696)
Balances at March 31, 2020	64,428,688	$64,429	$322,890	$1,221,513	$(48,977)	23,656,061	$(394,044)	$1,165,811

	Common Stock		Capital in Excess of Stated Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock		Common Stock Equity

	Shares	Amount				Shares	Amount
Balances at December 31, 2018	65,828,688	$65,829	$328,480	$1,227,471	$(38,784)	25,147,567	$(418,893)	$1,164,103
Restricted common stock grants and deferred compensation			(1,328)			(31,461)	524	(804)
Performance share awards vested			1,478			(39,923)	665	2,143
Stock awards withheld for taxes			(430)			12,425	(207)	(637)
Forfeited restricted common stock						2,566	(43)	(43)
Compensation paid in shares			28			(669)	11	39
Net income				6,089				6,089
Other comprehensive income					1,657			1,657
Common stock, dividends declared, $0.36 per share				(14,658)				(14,658)
Balances at March 31, 2019	65,828,688	$65,829	$328,228	$1,218,902	$(37,127)	25,090,505	$(417,943)	$1,157,889

See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(35,209)	$6,089
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization of electric plant in service	26,466	25,126
Amortization of nuclear fuel	10,739	10,706
Deferred income taxes, net	(10,718)	1,236
Allowance for equity funds used during construction	(586)	(1,001)
Other amortization and accretion	4,937	5,173
Net losses (gains) on decommissioning trust funds	33,164	(15,989)
Other operating activities	(163)	349
Change in:
Accounts receivable	9,021	8,352
Inventories	1,718	(2,110)
Prepayments and other	(4,403)	(5,519)
Accounts payable	(22,071)	(11,021)
Taxes accrued	(12,110)	(8,827)
Interest accrued	4,724	2,971
Net over-collection (under-collection) of fuel revenues	(6,174)	12,799
Other current liabilities	2,694	1,599
Deferred charges and credits	(3,513)	(3,513)
Net cash provided by (used for) operating activities	(1,484)	26,420
Cash flows from investing activities:
Cash additions to utility property, plant and equipment	(50,897)	(52,428)
Cash additions to nuclear fuel	(12,590)	(9,502)
Proceeds from insurance	4,591	—
Capitalized interest and AFUDC:
Utility property, plant and equipment	(1,471)	(1,973)
Nuclear fuel and other	(1,378)	(1,532)
Allowance for equity funds used during construction	586	1,001
Decommissioning trust funds:
Purchases, including funding of $0.5 million and $0.5 million, respectively	(3,073)	(37,613)
Sales and maturities	1,406	35,468
Other investing activities	829	(724)
Net cash used for investing activities	(61,997)	(67,303)
Cash flows from financing activities:
Dividends paid	(15,696)	(14,658)
Borrowings under the revolving credit facility:
Proceeds	202,095	215,196
Payments	(75,115)	(61,452)
Payment on repurchase of pollution control bonds	—	(63,500)
Other financing activities	(1,242)	(653)
Net cash provided by financing activities	110,042	74,933
Net increase in cash, cash equivalents and restricted cash	46,561	34,050
Cash, cash equivalents and restricted cash at beginning of period	10,818	12,900
Cash, cash equivalents and restricted cash at end of period	$57,379	$46,950
See accompanying notes to financial statements.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

A. Principles of Preparation
These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of El Paso Electric Company (the "Company") on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K"). Capitalized terms used in this report and not defined herein have the meaning ascribed to such terms in the 2019 Form 10-K. In the opinion of the Company’s management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2020 and December 31, 2019; the results of its operations and comprehensive operations for the three and twelve months ended March 31, 2020 and 2019; changes in common stock equity for the three months ended March 31, 2020 and 2019; and its cash flows for the three months ended March 31, 2020 and 2019. The results of operations, comprehensive operations and the changes in common stock equity for the three months ended March 31, 2020 and 2019, and the cash flows for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the results to be expected for the full calendar year.
Pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"), certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").
Coronavirus Disease 2019 ("COVID-19") Impacts. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state, and local governments have imposed varying degrees of restrictions on business and social activities to contain the spread of COVID-19, including quarantine and “stay-at-home” orders and directives in the Company's service territory. The pandemic and directives have significantly impacted many sectors of the economy, including record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing or ceasing normal operations. The Company also modified certain business practices to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities.
While the Company continues to assess the impact of COVID-19 on its business, the Company cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on its business, cash flows, liquidity, financial condition, and results of operations at this time, due to the numerous uncertainties that exist. The ultimate impact will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments and/or vaccines, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. An extended slowdown of economic growth in the U.S. could result in lower growth and reduced demand for and usage of electricity in the Company's service territory as facilities continue to close or remain closed. The ability of customers, contractors and suppliers to meet their obligations to the Company, including payment obligations, could also be affected under the current economic conditions.
Agreement and Plan of Merger. On June 1, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Sun Jupiter Holdings LLC, a Delaware limited liability company ("Parent"), and Sun Merger Sub Inc., a Texas corporation and wholly owned subsidiary of Parent ("Merger Sub"). Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Investment Management Inc. ("IIF"). See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for a discussion of the Merger.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Operating Revenues. The Company accrues revenues for services rendered, including unbilled electric service revenues. The Company recognizes revenue associated with contracts with customers when performance obligations under the terms of the contract with the customer are satisfied. Revenue is measured as the amount of consideration the Company receives in exchange for transferring goods or providing services to the customer. Taxes collected concurrently with revenue producing activities are excluded from revenue. Unbilled revenues are recorded for estimated amounts of energy delivered in the period following the customer's last billing cycle to the end of the reporting period. Unbilled revenues are estimated based on monthly generation volumes and by applying an average revenue/kilowatt-hour ("kWh") to the number of estimated kWhs delivered but not billed. Accounts receivable included accrued unbilled revenues of $18.3 million at March 31, 2020 and $25.6 million at December 31, 2019.
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
Credit Losses. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). There was no cumulative effect adjustment at the initial application of the new standard. In addition, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the ongoing impact of the new standard to be immaterial to its financial position and results of operations and no significant changes in the Company's business processes and internal controls were necessary upon adoption of the new standard. The Company is exposed to credit losses as a result of recording customer receivables related to retail and wholesale electric sales and the provision of transmission services to customers. The allowance for doubtful accounts represents the Company’s estimate of existing accounts receivable that will ultimately be uncollectible. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management’s best estimate of future collections success given the existing collections environment and qualitative forecasts of future conditions. During the first quarter of 2020, the Company performed its assessment, which included consideration of the COVID-19 pandemic. Based on that assessment, the Company recorded a charge for anticipated uncollectible customer accounts. Additions, deductions and balances for the allowance for doubtful accounts for the three months ended March 31, 2020 and March 31, 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$1,900	$2,070
Additions:
Increase to provision	676	217
Recovery of previous write-offs	340	342
Uncollectible receivables written off	(1,138)	(1,115)
Balance at end of period	$1,778	$1,514

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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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
New Accounting Standards Adopted in 2020
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 changes how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. ASU 2016-13 is required for reporting periods beginning after December 15, 2019. ASU 2016-13 was applied in a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is implemented. The Company adopted ASU 2016-13 on January 1, 2020. As part of its implementation process, the Company evaluated the impact of the new standard, which included evaluating the impact of (i) ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments and (ii) ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The adoption of this standard did not have a material impact or require a cumulative effect adjustment to retained earnings. The Company anticipates the ongoing impact of ASU 2016-13 will be immaterial to the Company’s financial position, results of operations, and cash flows.
New Accounting Standards to be Adopted in the Future
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), as part of its initiative to reduce complexity in accounting standards. ASU 2019-12 amends the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim periods for reporting periods for which financial statements have not been issued. The Company is currently evaluating the future impact of ASU 2019-12.

Supplemental Cash Flow Disclosures (in thousands)
	Three Months Ended
	March 31,
	2020	2019
Cash paid (refunded) for:
Interest on long-term debt and borrowings under the revolving credit facility	$12,240	$11,592
Income tax paid (refunded), net	180	(300)
Non-cash investing and financing activities:
Changes in accrued plant additions	(288)	(218)
Grants of restricted shares of common stock	339	524
Issuance of performance shares	732	2,143
Non-cash operating activities:
Operating lease liabilities arising (reducing) from obtaining ROU assets	(88)	6,217

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

B. Revenues

The following table disaggregates revenue from contracts with customers, for the three and twelve months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Retail	$134,277	$132,126	$744,661	$775,174
Wholesale	18,540	35,691	75,245	102,221
Wheeling (transmission)	5,079	6,005	21,695	20,745
Total revenues from contracts with customers	157,896	173,822	841,601	898,140
Other	667	541	4,593	4,113
Total operating revenues	$158,563	$174,363	$846,194	$902,253

Accounts receivable. Accounts receivable is principally comprised of revenue from contracts with customers. The Company recognizes expense for accounts that are deemed uncollectible in operating expense. The Company recorded $0.7 million and $2.8 million to its provision for uncollectible accounts for the three and twelve months ended March 31, 2020, respectively.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

C. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) (net of tax) by component are presented below (in thousands):
	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(38,491)	$—	$(10,461)	$(48,952)	$(24,923)	$(2,942)	$(10,919)	$(38,784)
Other comprehensive income before reclassifications	—	—	—	—	—	1,973	—	1,973
Amounts reclassified from accumulated other comprehensive income (loss)	(153)	—	128	(25)	(1,078)	662	100	(316)
Balance at end of period	$(38,644)	$—	$(10,333)	$(48,977)	$(26,001)	$(307)	$(10,819)	$(37,127)

	Twelve Months Ended March 31, 2020				Twelve Months Ended March 31, 2019
	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Unrecognized Pension and Post-retirement Benefit Costs	Net Unrealized Gains (Losses) on Debt Securities	Net Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at beginning of period as previously reported	$(26,001)	$(307)	$(10,819)	$(37,127)	$(18,475)	$(2,593)	$(11,253)	$(32,321)
Other comprehensive income before reclassifications	(9,424)	2,682	—	(6,742)	(4,589)	892	—	(3,697)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,219)	(2,375)	486	(5,108)	(2,937)	1,394	434	(1,109)
Balance at end of period	$(38,644)	$—	$(10,333)	$(48,977)	$(26,001)	$(307)	$(10,819)	$(37,127)

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Amounts reclassified from Accumulated Other Comprehensive Income (Loss) for the three and twelve months ended March 31, 2020 and 2019 are as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Twelve Months Ended March 31,		Affected Line Item in the Statements of Operations
	2020	2019	2020	2019

Amortization of pension and post-retirement benefit costs:
Prior service benefit	$1,651	$2,186	$8,205	$9,427	Miscellaneous non-operating income
Net loss	(1,445)	(843)	(4,017)	(5,655)	Miscellaneous non-operating deductions
	206	1,343	4,188	3,772	Income (loss) before income taxes
Income tax effect	(53)	(265)	(969)	(835)	Income tax expense (benefit)
	153	1,078	3,219	2,937	Net income (loss)

Marketable securities:
Net realized gain (loss) on sale of securities	—	(829)	3,061	(1,756)	Investment and interest income, net
	—	(829)	3,061	(1,756)	Income (loss) before income taxes
Income tax effect	—	167	(686)	362	Income tax expense (benefit)
	—	(662)	2,375	(1,394)	Net income (loss)

Loss on cash flow hedge:
Amortization of loss	(158)	(148)	(615)	(577)	Interest on long-term debt and revolving credit facility
	(158)	(148)	(615)	(577)	Income (loss) before income taxes
Income tax effect	30	48	129	143	Income tax expense (benefit)
	(128)	(100)	(486)	(434)	Net income (loss)

Total reclassifications	$25	$316	$5,108	$1,109

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

D. Regulation
General
The rates and services of the Company are regulated by incorporated municipalities in Texas, the PUCT, the NMPRC and the FERC. Municipal orders, ordinances and other agreements regarding rates and services adopted by Texas municipalities are subject to review and approval by the PUCT. The FERC has jurisdiction over the Company's wholesale (sales for resale - full requirements customer) transactions, transmission service and compliance with federally-mandated reliability standards. The decisions of the PUCT, the NMPRC and the FERC are subject to judicial review.
On June 1, 2019, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the IIF. Among other things, the Company, Parent and Merger Sub are required to obtain certain regulatory approvals of the Merger as discussed further in Part I, Item 1, Financial Statements, Note M of the Notes to Financial Statements.
On August 13, 2019, the Company, Parent and IIF US Holding 2 LP, an affiliate of IIF, as applicable, filed (i) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the Texas Public Utility Regulatory Act ("PURA"), which was assigned PUCT Docket No. 49849, (ii) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the New Mexico Public Utility Act ("NMPUA") and NMPRC Rule 450, which was assigned NMPRC Case No. 19-00234-UT, (iii) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC19-120-000, and (iv) the joint application for regulatory approval for the indirect transfer of the Company’s Nuclear Regulatory Commission ("NRC") licenses to Parent from the NRC under the Atomic Energy Act of 1954, which was assigned Docket ID NRC-2019-0214. In addition, on August 13, 2019, the Company and Parent sought the authorization of the Federal Communications Commission ("FCC") to assign or transfer control of the Company’s FCC licenses under FCC File No. 008737430. On December 4, 2019, the Company and Parent received consent from the FCC to transfer the Company's FCC licenses.
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
On January 3, 2020, the Company and IIF filed an unopposed stipulation with the NMPRC regarding the Merger. A hearing at the NMPRC for the unopposed stipulation was held on January 16, 2020. On January 16, 2020, the Hearing Examiner of the NMPRC (the "Hearing Examiner") agreed with the consent of parties to waive briefing. On February 12, 2020, the Hearing Examiner issued an Amended Certification of the Stipulation in which it is recommended that the NMPRC approve the unopposed stipulation subject to the parties agreeing to the Hearing Examiner's modifications. A final order adopting the Certification of the Stipulation and approving the Merger was issued by the NMPRC on March 11, 2020.
On December 5, 2019, the FERC requested additional information regarding the parties to the Merger. On January 6, 2020, the Company and IIF filed a joint response to the FERC's inquiry. On January 17, 2020, the Company and IIF filed a second supplement to the application. The FERC established a January 27, 2020 deadline date for comments on the filings. Several motions to intervene were filed, along with a protest of the January 6, 2020 response. On February 6, 2020, the Company and IIF filed a reply to the January 27, 2020 protest. On March 30, 2020, the FERC issued an order authorizing the Merger, subject to the FERC’s approval of mitigation to address certain discrete competitive effects of the Merger that could arise. The FERC concluded that the Merger, as conditioned, satisfies governing federal standards and authorized the Merger as consistent with the public interest. The FERC required that the proposed mitigation be filed within 45 days of the issuance of the FERC Order. On April 15, 2020, the

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Company and IIF filed proposed mitigation options with the FERC. The matter is pending final approval from the FERC.
The FERC’s final approval is the last regulatory approval needed to close the Merger. The Company anticipates that the closing of the Merger will occur in the second quarter of 2020, upon the FERC’s approval of the required mitigation and satisfaction or waiver of the other Merger Agreement closing conditions.
Texas Regulatory Matters
2017 Texas Retail Rate Case Filing. On February 13, 2017, the Company filed with the City of El Paso, other municipalities incorporated in the Company's Texas service territory, and the PUCT in Docket No. 46831, a request for an increase in non-fuel base revenues. On December 18, 2017, the PUCT issued a final order in Docket No. 46831 (the "2017 PUCT Final Order").
The 2017 PUCT Final Order required the Company to file a refund tariff if the federal statutory income tax rate, as it relates to the Company, was decreased before the Company files its next general rate case. Following the enactment of the federal legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "TCJA") on December 22, 2017, and in compliance with the 2017 PUCT Final Order, on March 1, 2018, the Company filed with the PUCT and each of its Texas municipalities a proposed refund tariff designed to reduce base charges for Texas customers equivalent to the expected annual decrease of $22.7 million in federal income tax expense resulting from the TCJA changes, and an additional refund of $4.3 million for the amortization of a regulatory liability related to the reduced tax expense for the months of January through March of 2018. This filing was assigned PUCT Docket No. 48124. On March 27, 2018, the PUCT approved the Company's proposed refund tariff on an interim basis, subject to refund or surcharge, for customer billing effective April 1, 2018. Each of the Company's municipalities also implemented the Company's proposed tax credits on an interim basis effective April 1, 2018. The refund is reflected in rates over a period of one year beginning April 1, 2018, and is required to be updated annually until new base rates are implemented pursuant to the Company's next Texas rate case filing. The PUCT issued an order on December 10, 2018, approving the proposed refund tariff. On February 22, 2019, the Company filed with the PUCT and each of its Texas municipalities an application to modify the tax refund tariff to remove the portion of the base rate credit associated with the $4.3 million of regulatory liability amortization, which expired March 31, 2019. The filing was assigned PUCT Docket No. 49251 and approved by final order on June 27, 2019. On February 20, 2020, the Company filed its required annual update of the refund factor with the PUCT and each of its Texas municipalities. In its application, the Company proposed that the existing refund factors remain in effect. The filing is currently pending as PUCT Docket No. 50575.
Texas Energy Efficiency Cost Recovery Factor ("EECRF"). On May 1, 2018, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 48332, to establish its EECRF for 2019. In addition to projected energy efficiency costs for 2019 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $1.0 million incentive bonus for the 2017 energy efficiency program results in accordance with PUCT rules. Instead of convening a live hearing on the merits of this case, the parties agreed to enter into the record the pre-filed testimony of the parties and certain other exhibits and then file briefs on the contested issues. The Administrative Law Judge ("ALJ") issued a proposal for final decision on November 15, 2018, including the Company's fully requested incentive bonus. On January 17, 2019, the PUCT issued a final order approving a modified bonus amount of $0.9 million.
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
On May 1, 2020, the Company filed its annual application with the PUCT, which was assigned PUCT Docket No. 50806, to establish its EECRF for 2021. In addition to projected energy efficiency costs of $4.7 million for 2021 and a reconciliation of collections to actual costs for the prior year, the Company requested approval of a $1.2 million incentive bonus for the 2019 energy efficiency program results in accordance with PUCT rules.

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
On November 26, 2019, the Company filed a petition with the PUCT, which was assigned PUCT Docket No. 50292, requesting authority to implement, beginning on January 1, 2020, a three-month, interim fuel refund of $15.0 million in fuel cost over-recoveries for the period from April 2019 through October 2019, including interest for the period from April 2019 through March 2020. On December 12, 2019, the Company’s fuel refund credit was approved on an interim basis. The Company implemented the fuel refund in customer bills beginning January 1, 2020, and completed the refund period on March 31, 2020, during which $14.0 million was refunded. On March 26, 2020, the PUCT issued a final order approving the fuel refund credits. As of March 31, 2020, the Company had a net fuel over-recovery balance of approximately $8.8 million in Texas.
Fuel Reconciliation Proceeding. On September 27, 2019, the Company filed an application with the PUCT, which was assigned PUCT Docket No. 50058, to reconcile $363.0 million of Texas fuel and purchased power expenses incurred during the period of April 1, 2016, through March 31, 2019. The Company cannot predict the outcome of this filing at this time. The April 1, 2019, through March 31, 2020, Texas jurisdictional fuel and purchased power costs subject to a future prudence review total approximately $61.7 million.
Community Solar. On March 20, 2018, the Company filed a petition with the PUCT and each of its Texas municipalities to expand its community solar program in Texas to include two-megawatts ("MW") of solar powered generation from the ten-MW solar photovoltaic facility located at Newman Power Station ("Newman") and to reduce rates under the community solar tariff. The case before the PUCT was assigned PUCT Docket No. 48181 and a hearing was held on December 4, 2018. The ALJ issued a proposal for decision on March 19, 2019, that approved the project as proposed by the Company. On May 9, 2019, the PUCT approved the Company's request to expand the program utilizing the two-MW of solar powered generation available from Newman. New subscriptions for the expanded program were accepted beginning in June 2019, and new rates for all existing and new customers were implemented in customer bills beginning July 1, 2019. As of June 30, 2019, the expanded program was fully subscribed.
Transmission Cost Recovery Factor ("TCRF"). On January 25, 2019, the Company filed an application with the PUCT to establish its TCRF, which was assigned PUCT Docket No. 49148 (the "2019 TCRF rate filing"). The 2019 TCRF rate filing was designed to recover a requested $8.2 million of Texas jurisdictional transmission revenue requirement that was not being recovered in the Company's Texas base rates for transmission-related investments placed in service from October 1, 2016, through September 30, 2018, net of retirements. On September 12, 2019, the Company filed an unopposed settlement agreement and proposed order for a TCRF revenue requirement of $7.5 million with a provision for recovery of revenue relating to the period from July 30, 2019 to December 31, 2019. Such revenue through December 31, 2019, approximated $3.0 million. On December 16, 2019, the PUCT issued a final order approving the settlement agreement, and the Company's TCRF rates became effective in customer bills beginning January 1, 2020. On January 14, 2020, the Company filed with the PUCT a proposed surcharge in

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

compliance with the final order issued in PUCT Docket No. 49148 for recovery of the $3.0 million related to 2019, over a period of 12 months beginning on April 1, 2020. The filing was assigned PUCT Docket No. 50256, and on February 7, 2020, the surcharge was approved through delegated authority by a Commission ALJ.
Distribution Cost Recovery Factor ("DCRF"). On March 28, 2019, the Company filed an application with the PUCT and each of its Texas municipalities to establish its DCRF, which was assigned PUCT Docket No. 49395 (the “2019 DCRF rate filing”). The 2019 DCRF rate filing was designed to recover a requested $7.9 million of Texas jurisdictional distribution revenue requirement that was not being recovered in the Company’s Texas base rates for distribution-related investments placed in service from October 1, 2016, through December 31, 2018, net of retirements. On August 13, 2019, the Company filed an unopposed settlement agreement and proposed order which resolved all issues in the proceeding and approved a DCRF revenue requirement of $7.8 million. On September 27, 2019, the PUCT issued a final order approving the settlement agreement, and the Company's DCRF rates became effective in customer bills beginning October 1, 2019.
Newman Unit 6 Certificate of Convenience and Necessity ("CCN"). On November 22, 2019, the Company filed an application with the PUCT for a CCN to own and operate a new, approximately 228 MW, natural gas-fired unit to be constructed at Newman. The case was assigned PUCT Docket No. 50277. The proposed unit is called Newman Unit 6. An air permit application for Newman Unit 6 was concurrently submitted to the Texas Commission on Environmental Quality. The new unit was selected through a competitive bidding process and is needed to serve growth in customer demand, to replace older and less efficient generators that the Company plans to retire in the next several years, and to help the Company meet its planning reserve margin. The Company cannot predict the outcome of these filings at this time.
Merger Rate Credit. On March 13, 2020, the Company filed an application with the PUCT and each of its Texas municipalities to implement a Merger rate credit of $21.0 million over 36 months, which was assigned PUCT Docket No. 50477. The final order that approved the Merger in Docket No. 49849 required the Company to file for approval of the Merger rate credit within 45 days after the issuance of that final order. The Company cannot predict the outcome of this filing at this time.
COVID-19 Orders. On March 13, 2020, in response to the growing threat of COVID-19, Governor Greg Abbott issued a Declaration of State of Disaster for all counties in Texas. On March 16, 2020, the PUCT opened Docket No. 50664 for Issues Related to the State of Disaster for the Coronavirus Disease 2019. That same day, the PUCT issued an order suspending certain of its rules related to filings and procedural requirements.
On March 26, 2020, the PUCT issued an order finding that the public emergency and imperative public necessity constitute good cause to grant exemptions to its rules related to utility authorization to disconnect service for nonpayment and the assessment of late fees for delinquent bills. On the same day, the PUCT issued a second order to provide regulated utility companies regulatory certainty by authorizing the use of an accounting mechanism and a subsequent process through which regulated utility companies may seek future recovery of expenses resulting from the effects of COVID-19. The PUCT order authorized electric, water, and sewer utilities to record as regulatory assets expenses resulting from the effects of COVID-19, including but not limited to non-payment of qualified customer bills as specified by the prior order. In future proceedings, the PUCT indicated it would consider whether each utility's request for recovery of these regulatory assets is reasonable and necessary.
On April 12, 2020, Governor Abbott renewed the disaster declaration proclamation for all counties in Texas. Finding that good cause continues to exist, the PUCT on April 17, 2020, extended its order finding exceptions to its rules until May 15, 2020, for residential customers.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals required by the PURA and the PUCT.
New Mexico Regulatory Matters
Future New Mexico Rate Case Filing. The Company was required to file its next New Mexico base rate case no later than July 31, 2019. On July 10, 2019, the NMPRC issued an order approving a joint request by the Company, NMPRC staff, and the New Mexico Attorney General to delay filing of the Company's next base rate case until after the conclusion of a proceeding addressing the Merger. The NMPRC order requires the Company to file its next rate case application within three months of the final disposition of the proceeding addressing the Merger in New Mexico. A final order approving the Merger was issued by the NMPRC on March 11, 2020.
New Mexico Order Commencing Review of the Effects of the TCJA on Regulated New Mexico Utilities. On January 24, 2018, the NMPRC initiated a proceeding in Case No. 18-00016-UT on the impact of the TCJA on New Mexico regulated utilities. On

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

April 4, 2018, the NMPRC issued an order requiring the Company to file a proposed interim rate rider to adjust the Company's New Mexico base revenues in amounts equivalent to the Company's reduced income tax expense for New Mexico customers resulting from the TCJA, to be implemented on or before May 1, 2018. The NMPRC order further requires that the Company record and track a regulatory liability for the excess accumulated deferred income taxes ("ADIT") created by the change in the federal corporate income tax rate, consistent with the effective date of the TCJA, and subject to amortization determined by the NMPRC in the Company's next general rate case. The Company recorded such a regulatory liability in 2017. On April 16, 2018, after consultation with the New Mexico Attorney General pursuant to the NMPRC order, the Company filed an interim rate rider with the NMPRC with a proposed effective date of May 1, 2018. The annualized credits expected to be refunded to New Mexico customers approximate $4.9 million. The Company implemented the interim rate rider in customer bills beginning May 1, 2018 pursuant to the NMPRC order.
On September 5, 2018, the NMPRC issued an order in Case No. 17-00255-UT involving the request of Southwestern Public Service Company ("SPS") to change rates in which the NMPRC directed SPS to refund the difference in corporate tax rate from January 1, 2018, through the effective date of new rates. SPS appealed the NMPRC order to the New Mexico Supreme Court in Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37248 ("SPS Appeal No. 1"), challenging the refund as prohibited retroactive ratemaking among other reasons. The New Mexico Supreme Court issued a partial and interim stay of the rates on September 26, 2018. On September 12, 2018, the NMPRC in Case No. 18-00016-UT issued an Order Regarding the Disposition of Tax Savings Under the Federal Tax Cuts and Jobs Act of 2017, which put public utilities on notice that all revenue collected through general rates for the purpose of payment of federal income taxes is and will continue to be subject to possible refund upon a subsequent determination to be made in the appropriate pending or future NMPRC adjudicatory hearing. On October 11, 2018, SPS filed a Notice of Appeal of that NMPRC order to the New Mexico Supreme Court in Southwestern Public Service Co. v. NMPRC, No. S-1-SC-37308 ("SPS Appeal No. 2"). On February 15, 2019, the NMPRC and SPS filed a joint motion for remand and stipulated dismissal of SPS appeals of NMPRC orders with the New Mexico Supreme Court, which among other things, reflected agreements between the NMPRC and SPS, which in part provide that the NMPRC will replace the order in Case No. 17-00255-UT with a new order that eliminates the retroactive TCJA refund and that SPS will request dismissal of SPS Appeal No. 1 and SPS Appeal No. 2. On February 28, 2019, the New Mexico Supreme Court remanded SPS Appeal No. 1 back to the NMPRC and dismissed the appeal. On March 6, 2019, the NMPRC issued a revised final order on remand in Case No. 17-00255-UT that, in part, eliminated the retroactive TCJA refund.
Fuel and Purchased Power Costs. Pursuant to NMPRC Rule 550, fuel and purchased power costs, net of the cost of off-system sales and related shared margins, are reconciled to actual costs on a monthly basis and recovered or refunded to customers the second succeeding month through the New Mexico Fuel and Purchased Power Cost Adjustment Clause ("FPPCAC"). The Company must file an application for continued use of its FPPCAC no more than four years from the date its last FPPCAC was continued. As required, the Company filed a request to continue use of its FPPCAC with the NMPRC on January 5, 2018, which was assigned Case No. 18-00006-UT. The NMPRC issued a final order in the case on February 13, 2019, which authorized the Company to continue use of its FPPCAC without change and approved the Company's reconciliation of its fuel and purchased power costs for the period January 1, 2015, through December 31, 2016. New Mexico jurisdictional fuel and purchased power costs subject to a future prudence review are fuel and purchased power costs from January 1, 2017, through March 31, 2020 that total approximately $116.6 million. At March 31, 2020, the Company had a net fuel over-recovery balance of approximately $0.8 million related to the FPPCAC in New Mexico.
Amendments to the New Mexico Renewable Energy Act (the "REA"). The REA requires electric utilities to meet a Renewable Portfolio Standard ("RPS") of twenty percent of its total retail sales to New Mexico customers by 2020. Effective June 14, 2019, the New Mexico Energy Transition Act amended the REA (the "Amended REA") to, among other things: (i) increase the RPS to forty percent by 2025, fifty percent by 2030, and eighty percent by 2040; (ii) impose a zero-carbon standard by 2045; (iii) eliminate the reduction to the RPS requirement for sales to qualifying large non-governmental customers whose costs are capped under the REA; (iv) set a statutory reasonable cost threshold; and (v) provide cost recovery for certain undepreciated investments and decommissioning costs, such as coal-fired generation, associated with generation required by the NMPRC to be discontinued and replaced with lower or zero-carbon generation. In administering the eighty percent RPS and zero-carbon standards, the Amended REA requires the NMPRC to consider certain factors, including safety, reliability and rate impact to customers. On October 10, 2019, the NMPRC initiated a rulemaking proceeding to implement the Amended REA in Case No. 19-00296-UT. The Company is currently evaluating the impact that the Amended REA may have on its operations. Further, the Company has not determined the costs associated with complying with the Amended REA including potential fines that could be associated with non-compliance.
New Mexico RPS. Effective January 1, 2018, pursuant to the final order in NMPRC Case No. 17-00090-UT, the RPS costs for New Mexico are recovered through a separate RPS Cost Rider and not through the FPPCAC. At March 31, 2020, the Company had a net fuel over-recovery balance related to the RPS Cost Rider of approximately $2.5 million. The RPS Cost Rider is updated

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

in an annual NMPRC filing, including a reconciliation of the prior year’s RPS costs and RPS Cost Rider revenue. On October 1, 2019, in Case No. 19-00099-UT, the Company filed its required application with the NMPRC for approval of its 2019 Annual Renewable Plan and for adjustment of its RPS Cost Rider for reconciliation of 2018 costs and revenues and to recover RPS costs for 2020. On November 18, 2019, following a second prehearing conference, the Hearing Examiner issued an order suspending the procedural schedule in order to allow the Company to amend its filed plan after the completion of an ongoing Request for Proposals to solicit possible new resources, by no later than March 31, 2020. The order suspending the procedural schedule also required the Company to file a revised RPS Cost Rider to reconcile the net fuel over-recovery balance as of December 31, 2018, which the Company filed on December 2, 2019 and which became effective on January 1, 2020. On March 31, 2020, the Company filed an application for approval of its amended 2019 Annual Renewable Plan and 2020 Annual Renewable Plan and for adjustment of its RPS Cost Rider for reconciliation of 2019 costs and revenue and to recover RPS costs for 2021. The Company cannot predict the outcome of this filing at this time.
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
Newman Unit 6 CCN. On November 18, 2019, the Company filed an application with the NMPRC for a CCN to own and operate a new, approximately 228 MW, natural gas-fired unit to be constructed at Newman. The case was assigned NMPRC Case No. 19-00349-UT. The proposed unit is called Newman Unit 6. The new unit was selected through a competitive bidding process and is needed to serve growth in customer demand, to replace older and less efficient generators that the Company plans to retire in the next several years, and to help the Company meet its planning reserve margin. In light of the current COVID-19 pandemic conditions, on April 8, 2020, the Hearing Examiner issued an order holding the procedural order in abeyance to reset procedural dates, including the public hearing. The Hearing Examiner subsequently issued a procedural order on April 15, 2020, to reset the schedule and establish a new hearing date for July 20-24, 2020. The Company cannot predict the outcome of this case at this time.
Long-Term Purchased Power Agreement ("LTPPA") Approval. On November 18, 2019, the Company filed an application with the NMPRC to request prior approval for three LTPPAs pursuant to NMPRC Rule 17.9.551 of the New Mexico Administrative Code ("Rule 551"). The case was assigned NMPRC Case No. 19-00348-UT. The three LTPPAs provide for the purchase of energy and capacity from: (i) a 100 MW solar plant to be constructed in Santa Teresa, New Mexico; (ii) a 100 MW solar plant combined with a 50 MW of battery energy storage to be constructed in Otero County, New Mexico; and (iii) a 50 MW battery energy storage facility to be constructed in Canutillo, Texas. Rule 551 requires that no utility become irrevocably obligated under a LTPPA without first obtaining the NMPRC’s written approval of the agreement. On April 22, 2020, the Hearing Examiner issued a Recommended Decision in NMPRC Case No. 19-00348-UT recommending NMPRC approval of the solar plant and the combined solar plant and battery energy storage LTPPAs and disapproval of the battery energy storage LTPPA. The Company filed exceptions to the Recommended Decision on April 29, 2020. The Recommended Decision is pending NMPRC final order. The Company cannot predict the outcome of this case at this time.
COVID-19 Order. On March 19, 2020, the NMPRC issued an “Order Finding the Need for the Adoption and Issuance of an Immediate Temporary Emergency Rule Prohibiting the Discontinuation of Residential Customers Utility Service” in NMPRC Case No. 20-00069-UT, adopting a temporary emergency rule prohibiting public utilities from discontinuing residential customer utility service during the period of the New Mexico Governor Lujan Grisham’s Emergency Executive Orders related to the COVID-19. Based on those orders, the NMPRC found that a Public Health Emergency is in effect based on findings of an imminent peril to the public health, safety or welfare and the necessity for the preservation of the public, health, safety or general welfare.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The NMPRC order does not prohibit disconnection of a residential customer’s service during the time period during which the Emergency Executive Orders are in effect for emergency or safety reasons or upon customer request.
On April 27, 2020, the Company, New Mexico Gas Company, Public Service Company of New Mexico, and Southwestern Public Service Company filed a Joint Motion for Authorization for an Accounting Order to Allow Creation of a Regulatory Asset to Track Costs of Emergency Conditions. The joint motion seeks authority to create regulatory assets for uncollectible payment arrearages and incremental expenses incurred March 11, 2020 through December 31, 2020. On May 6, 2020, the NMPRC ordered that additional information is necessary before a final order can be issued on the joint motion. As such, utilities and interested parties are requested to address the additional issues noted in its order, as well as any additional issues they may identify, in the response to the joint motion.
Other Required Approvals. The Company has obtained other required approvals for tariffs and other approvals as required by the NMPUA and the NMPRC.
Federal Regulatory Matters
Inquiry Regarding the Effect of the TCJA on Commission-Jurisdictional Rates and Order to Show Cause. On March 15, 2018, the FERC issued two show cause orders under Section 206 of the Federal Power Act and Rule 209(a) of the FERC’s Rules of Practice and Procedure, directing 48 individual public utilities with stated transmission rates or transmission formula rates with a fixed line item of 35% for the federal income tax component to, within 60 days of the date of the orders, either (i) propose revisions to their transmission rates under their open access transmission tariffs or transmission owner tariffs on file with the FERC, or (ii) show cause why they should not be required to do so ("Show Cause Proceeding"). The Company was included in the list of public utilities impacted by the FERC orders. On May 14, 2018, the Company submitted its response, as required by the FERC order, which demonstrated that the reduced annual income tax does not cause the Company's total transmission revenues to become excessive and therefore no rate reduction was justified. Instead, the Company stated in its response that it will prepare for a future filing in which it will seek approval for revised Open Access Transmission Tariff ("OATT") rates that would include the recovery of an increased total transmission revenue requirement from OATT customers based on current circumstances and appropriate forward-looking adjustments. On November 15, 2018, the FERC issued an order finding that the Company had demonstrated that no rate reduction was justified and terminating the Show Cause Proceeding. The Company expects to file its request for approval to revise OATT rates in 2020.

Notice of Proposed Rulemaking ("NOPR")on Public Utility Transmission Changes to Address ADIT. On November 15, 2018, the FERC issued a NOPR that proposes to direct public utilities with transmission OATT rates, a transmission owner tariff or a rate schedule to determine the amount of excess or deficient ADIT caused by the TCJA’s reduction to the federal corporate income tax rate and return or recover this amount to or from customers. The NOPR has been assigned FERC Docket No. RM19-5-000. On November 21, 2019, the FERC issued a final rule, Order No. 864, which declined to adopt the proposals to require public utilities such as the Company with transmission stated rates to determine the amount of excess or deficient ADIT caused by the TCJA's reduction to the federal corporate income tax and return or recover this amount to or from customers. Instead, the FERC determined that companies with transmission stated rates should address any excess or deficient ADIT caused by the TCJA in their next rate case. On April 16, 2020, the FERC issued an order on rehearing, Order No. 864-A, affirming this decision.
FERC Audit. On February 6, 2019, the FERC notified the Company that it is commencing an audit that is intended to evaluate the Company’s compliance with: (i) the approved terms, conditions, and rates of its OATT; (ii) the accounting requirements of the Uniform System of Accounts; (iii) the reporting requirements of the FERC Form No. 1 Annual Report and Supplemental Form 3-Q Quarterly Financial Reports; and (iv) the regulations regarding Open Access Same-time Information Systems. The audit covers the period January 1, 2016 to the present and was assigned FERC Docket No. PA19-3-000. The Company cannot predict the outcome or findings, if any, of the FERC audit at this time.
Other Required Approvals. The Company has obtained required approvals for rates, tariffs and other approvals as required by the Federal Power Act and the FERC.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

E. Palo Verde Generating Station ("Palo Verde")
Spent Fuel and Waste Disposal. Pursuant to the Nuclear Waste Policy Act of 1982, as amended in 1987, the U.S. Department of Energy ("DOE") is legally obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive waste generated by all domestic power reactors by 1998. The DOE's obligations are reflected in a contract for Disposal of Spent Nuclear Fuel and/or High Level Radioactive Waste with each nuclear power plant. The DOE failed to begin accepting spent nuclear fuel by 1998. On December 19, 2012, Arizona Public Service Company ("APS"), acting on behalf of itself and those utilities that share in power and energy entitlements, and bear certain allocated costs, with respect to Palo Verde pursuant to the Arizona Nuclear Power Project Participation Agreement dated August 23, 1973, as amended (the "Palo Verde Participants"), filed a second breach of contract lawsuit against the DOE. This lawsuit sought to recover damages incurred due to the DOE’s failure to accept Palo Verde’s spent nuclear fuel for the period beginning January 1, 2007 through June 30, 2011. Pursuant to the terms of the August 18, 2014 settlement agreement, and as amended with the DOE, APS files annual claims for the period July 1 of the then-previous year to June 30 of the then-current year on behalf of itself and the Palo Verde Participants. The settlement agreement, as amended, provides APS with a method for submitting claims and receiving recovery for costs incurred through December 31, 2016, which has been extended to December 31, 2019. Currently, the DOE is reviewing a possible three year extension of the settlement agreement. The Company cannot predict the timing of the DOE’s decision on the extension.
On October 31, 2019, APS filed a $16.0 million claim for the period July 1, 2018 through June 30, 2019. In February 2020, the DOE approved this claim. On April 20, 2020, the Company received approximately $2.4 million, representing its share of the award, of which $0.9 million was credited to customers through the applicable fuel adjustment clauses.
Palo Verde Operations and Maintenance Expense. Included in "Operations and maintenance" in the Company's Statements of Operations are expenses associated with Palo Verde as follows (in thousands):

	2020	2019
Three months ended March 31,	$19,613	$21,344
Twelve months ended March 31,	93,794	95,623

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

F. Common Stock
Dividends. The Company paid $15.7 million and $14.7 million in quarterly cash dividends during the three months ended March 31, 2020 and 2019, respectively. The Company paid a total of $62.7 million and $58.6 million in quarterly cash dividends during the twelve months ended March 31, 2020 and 2019, respectively.

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

Basic and Diluted Earnings Per Share. The basic and diluted earnings per share are presented below (in thousands except for share data):
	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Weighted average number of common shares outstanding:
Basic number of common shares outstanding	40,653,326	40,582,936	40,623,151	40,543,986
Dilutive effect of unvested performance awards	—	80,817	68,810	117,242
Diluted number of common shares outstanding	40,653,326	40,663,753	40,691,961	40,661,228
Basic net income (loss) per common share:
Net income (loss)	$(35,209)	$6,089	$81,739	$97,370
Income allocated to participating restricted stock	(43)	(47)	(250)	(340)
Net income (loss) available to common shareholders	$(35,252)	$6,042	$81,489	$97,030
Diluted net income (loss) per common share:
Net income (loss)	$(35,209)	$6,089	$81,739	$97,370
Income reallocated to participating restricted stock	(43)	(47)	(250)	(339)
Net income (loss) available to common shareholders	$(35,252)	$6,042	$81,489	$97,031
Basic net income (loss) per common share:
Distributed earnings	$0.385	$0.36	$1.54	$1.44
Undistributed earnings (losses)	(1.255)	(0.21)	0.47	0.95
Basic net income (loss) per common share	$(0.870)	$0.15	$2.01	$2.39
Diluted net income (loss) per common share:
Distributed earnings	$0.385	$0.36	$1.54	$1.44
Undistributed earnings (losses)	(1.255)	(0.21)	0.46	0.95
Diluted net income (loss) per common share	$(0.870)	$0.15	$2.00	$2.39

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The number of restricted stock awards and performance shares at 100% performance level excluded from the calculation of the diluted number of common shares outstanding because their effect was antidilutive is presented below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Restricted stock awards	53,100	62,605	49,270	60,432
Performance shares (a)	—	43,652	—	22,234
________________________

(a)	Certain performance shares were excluded from the computation of diluted earnings per share as no payouts would have been required based upon performance at the end of each corresponding period.
G. Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and in the states of Texas, New Mexico and Arizona. The Company is no longer subject to tax examination by the taxing authorities in the federal, Texas, Arizona and New Mexico jurisdictions for years prior to 2015.
For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was 23.2% and 23.8%, respectively. For the twelve months ended March 31, 2020 and 2019, the Company's effective tax rate was 20.8% and 24.3%, respectively. The Company's effective tax rate for all periods in 2020 and 2019 differ from the federal statutory tax rate due to state income taxes, capital gains in the decommissioning trusts which are taxed at the federal rate of 20%, the tax benefit of stock incentive plans, tax reserves and other permanent differences.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

H. Commitments, Contingencies and Uncertainties
For a full discussion of commitments and contingencies, see Part II, Item 8, Financial Statements and Supplementary Data, Note M of the Notes to Financial Statements in the 2019 Form 10-K. In addition, see Part I, Item 1, Financial Statements, Notes D and E of Notes to Financial Statements above and Part II, Item 8, Financial Statements and Supplementary Data, Notes D and F of the Notes to Financial Statements in the 2019 Form 10-K regarding matters related to wholesale power sales contracts and transmission contracts subject to regulation and Palo Verde, including decommissioning, spent nuclear fuel and waste disposal, and liability and insurance matters.
Power Purchase and Sale Contracts
To supplement its own generation and operating reserve requirements and to meet its RPS requirements, the Company engages in power purchase arrangements that may vary in duration and amount based on an evaluation of the Company's resource needs, the economics of the transactions and specific RPS requirements. See Part I, Item 1, Financial Statements, Note D of Notes to Financial Statements for further discussion. For a discussion of power purchase and sale contracts that the Company has entered into with various counterparties, see Part II, Item 8, Financial Statements and Supplementary Data, Note M of the Notes to Financial Statements in the 2019 Form 10-K.
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
See Part I, Item 1, Financial Statements, Notes D and H of Notes to Financial Statements above and Part II, Item 8, Financial Statements and Supplementary Data, Notes D and M of Notes to Financial Statements in the 2019 Form 10-K for further discussion of the effects of government legislation and regulation on the Company as well as certain pending legal proceedings.

Litigation Related to the Merger. Three purported Company shareholders filed lawsuits under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company’s preliminary proxy statement in connection with the Merger. These cases are captioned Stein v. El Paso Electric Company., et al., Case No. 1:19-cv-06703 (the “Stein Action”), Rosenblatt v. El Paso Electric Company., et al., Case No. 1:19-cv-01367-UNA (the “Rosenblatt Action”), and Gorski v. El Paso Electric Company., et. al., Case No. 1:19-cv-07211 (the “Gorski Action”), respectively. The Stein Action, filed on July 18, 2019, the Rosenblatt Action, filed on July 23, 2019, and the Gorski Action, filed on August 1, 2019, were asserted on behalf of putative classes of Company shareholders. The Rosenblatt Action was voluntarily dismissed on January 29, 2020; the Stein Action was dismissed for want of prosecution on March 6, 2020; and the plaintiff in the Gorski Action has informed the court of his intention to dismiss the case and seek a mooting fee.

All three actions alleged violations of Sections 14(a) and 20(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the preliminary proxy statement. The Stein Action named as defendants the Company and each of our directors, individually, and sought to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), damages, and an award of costs and attorneys’ and expert fees. The Rosenblatt Action named as defendants the Company and each of our directors, individually, and sought to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), to compel our directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees. The Gorski Action also named as defendants the Company and each of our directors, individually, and sought to enjoin the Merger (or, in the alternative, rescission or an award of rescissory damages in the event the Merger is completed), to compel our directors to issue a revised proxy statement, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and an award of costs and attorneys’ and expert fees.

The Company believes that these complaints are without merit, and while the Company believes that the disclosures set forth in the proxy statement complied fully with applicable law, to moot plaintiffs’ disclosure claims, to avoid nuisance, potential expense and delay, and to provide additional information to the Company’s shareholders, the Company voluntarily supplemented the proxy statement with additional disclosure in a Current Report on Form 8-K filed by the Company with the SEC on September 9, 2019. As mentioned above, both the Rosenblatt Action and the Stein Action have been dismissed. While the final outcome of the Gorski Action cannot be predicted with certainty, based upon the plaintiff's statement to the court of his intention to dismiss the case and a review of applicable insurance coverage, the Company does not believe that the Gorski Action will have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company expenses legal costs, including expenses related to loss contingencies, as they are incurred.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

J. Employee Benefits
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
Retirement Plans
The net periodic benefit cost recognized for the three and twelve months ended March 31, 2020 and 2019, is made up of the components listed below as determined using the projected unit credit actuarial cost method (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$3,157	$2,488	$10,575	$10,818
Interest cost	3,095	3,608	13,941	13,263
Expected return on plan assets	(5,691)	(5,383)	(21,800)	(21,144)
Amortization of:
Net loss	2,281	1,418	6,655	7,871
Prior service benefit	(877)	(878)	(3,505)	(3,506)
Net periodic benefit cost	$1,965	$1,253	$5,866	$7,302

During the three months ended March 31, 2020, the Company contributed $2.9 million of its projected $9.3 million 2020 annual contribution to its retirement plans.
Other Postretirement Benefits
The net periodic benefit recognized for the three and twelve months ended March 31, 2020 and 2019, is made up of the components listed below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Components of net periodic benefit:
Service cost	$801	$625	$2,599	$2,720
Interest cost	489	618	2,327	2,305
Expected return on plan assets	(612)	(530)	(2,202)	(2,352)
Amortization of:
Prior service benefit	(774)	(1,308)	(4,700)	(5,921)
Net gain	(836)	(575)	(2,638)	(2,216)
Net periodic benefit	$(932)	$(1,170)	$(4,614)	$(5,464)

During the three months ended March 31, 2020, the Company contributed $0.2 million of its projected $0.6 million 2020 annual contribution to its other postretirement benefits plan.

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
Long-Term Debt and Short-Term Borrowings Under the RCF. The fair values of the Company's long-term debt and short-term borrowings under the RCF are based on estimated market prices for similar issues and are presented below (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Pollution Control Bonds	$157,982	$163,903	$157,965	$167,256
Senior Notes	1,118,487	1,320,125	1,118,371	1,398,645
RGRT Senior Notes (1)	109,641	111,570	109,614	114,270
RCF (1)	240,781	240,780	113,801	113,801
Total	$1,626,891	$1,836,378	$1,499,751	$1,793,972
_______________

(1)
Nuclear fuel financing, as of March 31, 2020 and December 31, 2019, is funded through $110 million Rio Grande Resources Trust II ("RGRT") Senior Notes and $33.8 million and $29.8 million, respectively, under the RCF. As of March 31, 2020 and December 31, 2019, $207.0 million and $84.0 million, was outstanding under the RCF for working capital or general corporate purposes, respectively. The interest rate on the Company's borrowings under the RCF is reset throughout the quarter reflecting current market rates. Consequently, the carrying value approximates fair value.

Marketable Securities. The Company's marketable securities, included in decommissioning trust funds in the balance sheets, are reported at fair value which was $294.5 million and $326.0 million at March 31, 2020 and December 31, 2019, respectively. The market losses experienced by the Company were in line with declines reported in the financial markets worldwide.
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

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company's available for sale securities in the NDT were sold from time to time and the Company used the specific identification basis to determine the amount to reclassify from accumulated other comprehensive income into net income. The proceeds from the sale of these securities during the three and twelve months ended March 31, 2020 and 2019, and the related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Proceeds from sales or maturities of available for sale securities	$—	$15,771	$152,406	$29,969
Gross realized gains included in pre-tax income	—	$58	$4,757	$66
Gross realized losses included in pre-tax income	—	(887)	(1,696)	(1,822)
Net gains (losses) included in pre-tax income	$—	$(829)	$3,061	$(1,756)

Upon the adoption of ASU 2016-01, Financial Instruments - Overall, on January 1, 2018, the Company records, on a modified-retrospective basis, changes in fair market value for equity securities held in the NDT in the Company's Statements of Operations. The unrealized gains and losses recognized during the three and twelve months ended March 31, 2020 and 2019, and related effects on pre-tax income are as follows (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net gains (losses) recognized on equity securities	$(33,164)	$16,818	$(13,700)	$7,287
Less: Net gains recognized on equity securities sold	24	128	326	5,417
Unrealized gains (losses) recognized on equity securities still held at reporting date	$(33,188)	$16,690	$(14,026)	$1,870

Fair Value Measurements. The FASB guidance requires the Company to provide expanded quantitative disclosures for financial assets and liabilities recorded on the balance sheet at fair value. Financial assets carried at fair value include the Company's decommissioning trust investments and investments in debt securities which are included in deferred charges and other assets on the Company's Balance Sheets. The Company has no liabilities that are measured at fair value on a recurring basis. The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 – Observable inputs that reflect quoted market prices for identical assets and liabilities in active markets. Financial assets utilizing Level 1 inputs include the NDT investments in active exchange-traded equity securities, mutual funds and U.S. Treasury securities that are in a highly liquid and active market. The Institutional Funds - International Equity investments are valued using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV price is quoted on a restrictive market although the underlying investments are traded on active markets. The NAV used for determining the fair value of the Institutional Funds - International Equity investments have readily determinable fair values. Accordingly, such fund values are categorized as Level 1.

•
Level 2 – Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly. The Company does not hold any financial assets utilizing Level 2 inputs in the NDT. Investments in fixed income securities were sold by the Company on September 30, 2019, and reinvested in similar fixed income securities held in three exchange traded funds. The fair value of these financial instruments is based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.

•
Level 3 – Unobservable inputs using data that is not corroborated by market data and primarily based on internal Company analysis using models and various other analysis. Financial assets utilizing Level 3 inputs are the Company's investment in debt securities.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The fair value of the NDT and investments in debt securities at March 31, 2020 and December 31, 2019, and the level within the three levels of the fair value hierarchy defined by the FASB guidance are presented in the table below (in thousands):

Description of Securities	Fair Value as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,565	$—	$—	$1,565
Equity Securities:
Domestic (a)	$270,522	$270,522	$—	$—
International	21,938	21,938	—	—
Total Equity Securities	292,460	292,460	—	—
Cash and Cash Equivalents	2,041	2,041	—	—
Total	$294,501	$294,501	$—	$—

Description of Securities	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities:
Investments in Debt Securities	$1,587	$—	$—	$1,587
Equity Securities:
Domestic (a)	$295,065	$295,065	$—	$—
International	29,202	29,202	—	—
Total Equity Securities	324,267	324,267	—	—
Cash and Cash Equivalents	1,731	1,731	—	—
Total	$325,998	$325,998	$—	$—

_________________

(a)
Includes $151.9 million and $148.1 million, as of March 31, 2020 and December 31, 2019, respectively, held in exchange traded funds with underlying investments in debt securities that meet the definition of equity securities with readily determinable fair values.

There were no purchases, sales, issuances and settlements related to the assets in the Level 3 fair value measurement category during the three months ended March 31, 2020 and 2019.

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

L. Long-Term Debt and Financing Obligations
Revolving Credit Facility. The Company has an RCF for working capital and general corporate purposes and financing nuclear fuel through the RGRT. On March 20, 2020, the Company exercised its option to extend the maturity of the RCF by one year to September 13, 2024 and to increase the borrowing commitments under the RCF by $50.0 million to $400.0 million. The Company has the option to extend the facility by one additional year to September 2025 upon the satisfaction of certain conditions set forth in the RCF agreement, including requisite lender approval.
Under the Merger Agreement, subject to certain exceptions, the Company cannot incur additional indebtedness over $200.0 million (excluding borrowings up to the existing borrowing capacity of the RCF), without the prior written consent of Parent.
M. Agreement and Plan of Merger

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

On August 2, 2019, the Company filed a definitive proxy statement with the SEC in connection with the Merger. During 2019, three purported Company shareholders filed lawsuits alleging violations under the federal securities laws, two in the U.S. District Court for the Southern District of New York and one in the U.S. District Court for the District of Delaware, challenging the adequacy of the disclosures made in the Company's proxy statement in connection with the Merger as discussed in Part I, Item 1, Financial Statements, Note I of Notes to Financial Statements. One of the lawsuits was voluntarily dismissed on January 29,

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2020; one of the lawsuits was dismissed for want of prosecution on March 6, 2020; and the plaintiff in the other lawsuit filed has informed the court of his intention to dismiss the case and seek a mooting fee.
On August 13, 2019, the Company, Parent and IIF US Holding 2 LP, an affiliate of IIF, as applicable, filed (i) the joint report and application for regulatory approvals with the PUCT requesting approval of the Merger pursuant to the PURA, which was assigned PUCT Docket No. 49849, (ii) the joint application for regulatory approvals with the NMPRC requesting approval of the Merger pursuant to the NMPUA and NMPRC Rule 450, which was assigned NMPRC Case No. 19-00234-UT, (iii) the joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC19-120-000, and (iv) the joint application for regulatory approval for the indirect transfer of the Company’s NRC licenses to Parent from the NRC under the Atomic Energy Act of 1954, which was assigned Docket ID NRC-2019-0214. In addition, on August 13, 2019, the Company and Parent sought the authorization of the FCC to assign or transfer control of the Company’s FCC licenses under FCC File No. 008737430. On December 4, 2019, the Company and Parent received consent from the FCC to transfer the Company's FCC licenses.
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

On January 3, 2020, the Company and IIF filed an unopposed stipulation with the NMPRC regarding the Merger. A hearing at the NMPRC for the unopposed stipulation was held on January 16, 2020. On January 16, 2020, the Hearing Examiner agreed with the consent of parties to waive briefing. On February 12, 2020, the Hearing Examiner issued an Amended Certification of the Stipulation in which it is recommended that the NMPRC approve the unopposed stipulation subject to the parties agreeing to the Hearing Examiner's modifications. A final order adopting the Certification of the Stipulation and approving the Merger was issued by the NMPRC on March 11, 2020.

On March 6, 2020, the NRC's staff approved the joint application for the indirect transfer of control of the Company’s ownership in Palo Verde to IIF.

On December 5, 2019, the FERC requested additional information regarding the parties to the Merger. On January 6, 2020, the Company and IIF filed a joint response to the FERC's inquiry. On January 17, 2020, the Company and IIF filed a second supplement to the application. The FERC established a January 27, 2020 deadline date for comments on the filings. Several motions to intervene were filed, along with a protest of the January 6, 2020 response. On February 6, 2020, the Company and IIF filed a reply to the January 27, 2020 protest. On March 30, 2020, the FERC issued an order authorizing the Merger, subject to the FERC’s approval of mitigation to address certain discrete competitive effects of the Merger that could arise. The FERC concluded that the Merger, as conditioned, satisfies governing federal standards and authorized the Merger as consistent with the public interest. The

EL PASO ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

FERC required that the proposed mitigation be filed within 45 days of the issuance of the FERC Order. On April 15, 2020, the Company and IIF filed proposed mitigation options with the FERC. The matter is pending final approval from the FERC.

The FERC’s final approval is the last regulatory approval needed to close the Merger. The Company anticipates that the closing of the Merger will occur in the second quarter of 2020, upon the FERC’s approval of the required mitigation and satisfaction or waiver of the other Merger Agreement closing conditions.

The Company and IIF have agreed to numerous regulatory commitments in connection with the Merger under the agreements with the PUCT, NMPRC, and the City of El Paso discussed above. Among the commitments that will apply to the Company as of the closing of the Merger are the issuance of rate credits to its Texas customers in a total aggregate amount of $21 million and to New Mexico customers of $8.7 million. Both rate credits will be distributed among customers in 36 monthly installments. The Company is required to make tariff filings to implement the rate credits no later than 45 days and 7 days, respectively, in Texas and New Mexico after the closing of the Merger. The Company made its required tariff filing in Texas under PUCT Docket No. 50477 on March 13, 2020. The Company has agreed not to attempt to recover the value of these rate credits in future rate cases.
In connection with the Merger, the Company recorded $1.3 million of strategic transaction costs, including expenses for legal and other consulting costs, in the three months ended March 31, 2020, which are reflected in Other income (deductions) - Strategic transaction costs in the Company's Statements of Operations. The Company will not attempt to recover strategic transaction costs in future rate cases. The Company will reflect any non-deductible amounts in the effective tax rate at the Merger closing date.

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

Results of Review of Interim Financial Information
We have reviewed the balance sheet of El Paso Electric Company (the Company) as of March 31, 2020, the related statements of operations and comprehensive operations for the three-month and twelve-month periods ended March 31, 2020 and 2019, the related statements of changes in common stock equity for the three-month periods ended March 31, 2020 and 2019, the related statements of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related condensed notes (collectively, the interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2019, and the related statements of operations, comprehensive operations, changes in common stock equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
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
May 7, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in Part II, Item 7 of the 2019 Form 10-K.
FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Quarterly Report on Form 10-Q, other than statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. Forward-looking statements often include words like "believe", "anticipate", "target", "project", "expect", "predict", "pro forma", "estimate", "intend", "will", "is designed to", "plan", and words of similar meaning, or are indicated by the Company's discussion of strategies or trends. Forward-looking statements describe the Company's future plans, objectives, expectations or goals. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurances can be given that these expectations will prove to be correct. Such statements address future events and conditions and include, but are not limited to:

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
These forward-looking statements are based on assumptions and analyses in light of the Company's experience and perception of historical trends, current conditions, expected future developments, and other factors the Company believes were appropriate in the circumstances when the statements were made. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Factors that would cause or contribute to such differences include, but are not limited to:

•
the impact of the COVID-19 pandemic and its effect on the Company, its business, vendors, customers and the communities it serves, U.S. and world financial markets, potential regulatory actions, changes in customer and stakeholder behaviors and impacts on and modifications to the Company’s operations, business, and financial condition relating thereto,

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

•
the ability of the Company's operating partners to maintain plant operations and manage O&M costs at Palo Verde and its related transmission facilities, including costs to comply with any new or expanded regulatory or environmental requirements,

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

◦	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger or could otherwise cause the failure of the Merger to close,

◦	the risk that a condition to the closing of the Merger may not be satisfied or waived,

◦	the failure of Parent to obtain any financing necessary to complete the Merger,

◦	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted relating to the Merger,

◦	the receipt of an unsolicited offer from another party to acquire assets or capital stock of the Company that could interfere with the Merger,

◦	the timing to consummate the Merger,

◦	the costs incurred to consummate the Merger,

◦	the risk that the pendency of the Merger disrupts current plans and operations and the potential difficulties in maintaining relationships with customers, employees, regulators or suppliers, and

◦	the diversion of management time and attention from the Company’s ongoing business operations due to the Merger.
These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in the 2019 Form 10-K under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Policies and Estimates" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". This Quarterly Report on Form 10-Q should be read in its entirety. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels. Any forward-looking statement speaks only as of the date such statement was made, and the Company is not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Summary of Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented and actual results could differ in future periods from those estimates. Critical accounting policies and estimates are both important to the portrayal of our financial condition and results of operations and require complex, subjective judgments and are more fully described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 Form 10-K.

Significant Events
COVID-19 Impacts
On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the U.S. declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state, and local governments have imposed varying degrees of restrictions on business and social activities to contain the spread of COVID-19, including quarantine and “stay-at-home” orders and directives in our service territory. The pandemic and directives have significantly impacted many sectors of the economy, including record levels of unemployment, with businesses, nonprofit organizations, and governmental entities modifying, curtailing or ceasing normal operations. We also have modified certain business practices to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities.
As the pandemic has unfolded, the Company has established a task force whereby management personnel of each business unit have assessed and updated its existing business continuity plans as it specifically relates to the COVID-19 pandemic. Since mid-March, we have restricted access to our administrative and field offices, including customer service centers, and directed employees who can effectively work from home to do so. We continue to work effectively through alternative work arrangements, leveraging our technology platform to support our employees working remotely to serve customers. Where we must maintain a presence in the field, we have adjusted our operational protocols to minimize exposure and risk to our field personnel, customers and the communities we serve. These changes include, among other things, modifying our work schedules and reporting locations, postponing certain work types, such as non-critical maintenance and capital projects, acquiring additional on-hand equipment, materials and supplies, and adjusting project scope and scale to adhere to safety protocols. Through the date of this Quarterly Report on Form 10-Q, it has not been necessary to significantly modify our business processes and procedures to maintain the integrity and effectiveness of our operational, financial information and communication systems, including those of our outside service providers. Additionally, we have taken measures to further enhance the security of systems to serve operational and financial needs, including those of our remote workforce.
The first priority in our response to this crisis has been the health and safety of our employees, customers, and other business counterparties. We have implemented preventative measures and developed corporate response plans to minimize unnecessary risk of exposure and the spread of infection, while supporting our customers’ operations to the best of our ability under the current circumstances. We have contracted and are working with healthcare professionals to provide us with additional guidance on various healthcare issues, to assist us with creating new policies emphasizing social distancing and personal hygiene practices, and to implement employee screening procedures. We are procuring larger quantities of safety materials and disinfecting materials, including facial coverings/masks, gloves and sanitizing supplies, and have increased the frequency with which Company facilities where employees are still reporting to work are cleaned. We have restricted employee travel and work locations, and limited physical participation in meetings, events, and conferences to only those considered to be critical to the operations of the Company.
Consistent with the orders of the PUCT and NMPRC and to support our customers during this crisis, we have taken steps to assure our residential customers that disconnections for non-payment are temporarily suspended and customers will not incur late payment charges. We have also increased our communications with our customers and are offering bill payment alternatives and assistance programs, in addition to providing other service announcements. While all of our customer payment center lobbies have closed until further notice, all drive-through windows remain open and payment drop boxes at all customer service locations remain available to accept payments at any time.
Although our sales for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 outbreak, since the implementation of the stay-at-home laws and ordinances issued by the federal, state, and local authorities in late March, modest declines in our overall revenue stream and a migration of our energy sales from the small commercial customer revenue class to residential customers have occurred. As reported in our 2019 Form 10-K, sales to residential customers and small commercial customers represented 48% and 31%, respectively, for the twelve months ended December 31, 2019. Depending on the severity and duration of the pandemic, future sales are likely to continue to decline and shift from small commercial customers to residential customers. Through the date of this Quarterly Report on Form 10-Q, we have also experienced decreases in our collections primarily related to our residential and commercial customers. Accordingly, we have increased our bad debt reserve by $275,000 as of March 31, 2020. We are continuing to monitor our collection rates and bad debt write-offs and will record additional reserves as appropriate.
Through the date of this Quarterly Report on Form 10-Q, we have not experienced significant increases in our O&M costs; however, depending on the duration and severity of the COVID-19 pandemic, costs, including labor, contractors, medical claims, repairs and maintenance, material supplies, rentals, and interest could increase. Working with our manufacturers and suppliers to understand the potential impacts to our supply chain is also a priority. These efforts include identifying and mitigating possible negative impacts to fuel resources, equipment deliveries, and material supplies, and planning for longer-term emergency response protocols. This is a rapidly evolving situation that could lead to extended disruption of economic activity in our service territory. We continue to monitor developments affecting our workforce, customers and suppliers and will take additional precautions as necessary.
The Company incurred $33.2 million in losses for the three months ended March 31, 2020, related to market value declines in the NDT fund investment portfolio. Of this amount, $12.1 million and $23.1 million were reported in February 2020 and March 2020, respectively. These losses are largely attributable to the adverse impact on the domestic and worldwide financial markets of the COVID-19 outbreak. Through the date of this Quarterly Report on Form 10-Q, we have observed some recovery in market values of the portfolio; however, the market has been volatile, and is likely to continue to be volatile as developments related to the pandemic and the economy evolve.
In addition, we have implemented certain measures to provide additional financial flexibility and maintain liquidity. For further information, see “Liquidity and Capital Resources” in Item 2 of Part I of this Quarterly Report on Form 10-Q.
While we continue to assess the impact of COVID-19 on our business, we cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition, and results of operations at this time, due to the numerous uncertainties that exist. The ultimate impact will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments and/or vaccines, the duration of the outbreak, actions taken by governmental authorities, customers, vendors and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. An extended slowdown of economic growth in the U.S. could result in lower growth and reduced demand for and usage of electricity in our service territory as facilities continue to close or remain closed. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, could also be affected under the current economic conditions. For additional discussion regarding risks associated with the COVID-19 pandemic, see “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Merger with Sun Jupiter Holdings LLC

On June 1, 2019, the Company entered into the Merger Agreement, by and among the Company, Parent, and Merger Sub. Pursuant to the Merger Agreement, on and subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of IIF. See Part I, Item 1, Financial Statements, Note M of Notes to Financial Statements for a discussion of the Merger.

Summary
The following is an overview of our results of operations for the three and twelve-month periods ended March 31, 2020 and 2019. Net income (loss) and basic earnings (loss) per share for the three and twelve-month periods ended March 31, 2020 and 2019, are shown below:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss) (in thousands)	$(35,209)	$6,089	$81,739	$97,370
Basic earnings (loss) per share	(0.87)	0.15	2.01	2.39

The following table shows the primary factors affecting the after-tax change in net income (loss) between the 2020 and 2019 periods presented (in thousands):

	Three Months Ended	Twelve Months Ended
March 31, 2019 net income	$6,089	$97,370
Change in (net of tax):
Decreased investment and interest income, NDT (a)	(39,780)	(13,179)
(Increased) decreased operations and maintenance expenses at fossil-fuel generating plants (b)	(1,106)	1,702
Strategic transaction costs (c)	(1,065)	(11,279)
Increased depreciation and amortization (d)	(1,059)	(4,518)
Decreased other changes in income taxes (e)	1,875	4,976
Increased retail non-fuel base revenues (f)	588	7,253
Other	(751)	(586)
March 31, 2020 net income (loss)	$(35,209)	$81,739

______________
All information presented below is expressed in pre-tax amounts except when stated otherwise.

(a)
Investment and interest income, NDT decreased for the three and twelve months ended March 31, 2020, compared to the three and twelve months ended March 31, 2019, primarily due to net realized and unrealized losses on securities held in the NDT. These market losses experienced by the Company were in line with declines in the financial markets worldwide and were largely attributable to the growing impact of the COVID-19 pandemic. Refer to "Use of Non-GAAP Financial Measures" below for further details.

(b)
O&M expenses at our fossil-fuel generating plants increased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to increased maintenance costs at Newman and increased outage costs at Newman Unit 5. These increases were partially offset by decreased outage costs at Newman Unit 4.

O&M expenses at our fossil-fuel generating plants decreased for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to decreased outage costs at Newman Units 1, 2 and 4. These decreases were partially offset by increased maintenance costs at Newman and Rio Grande Power Station ("Rio Grande"), and increased outage costs at Newman Unit 5.

(c)	Strategic transaction costs for the three and twelve months ended March 31, 2020, compared to the three and twelve months ended March 31, 2019, due to costs incurred in connection with the Merger.

(d)	Depreciation and amortization increased for the three and twelve months ended March 31, 2020, compared to the three and twelve months ended March 31, 2019, due to increased plant balances.

(e)
Other changes in income taxes decreased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to (i) earnings in the NDT which are taxed at 20%, (ii) the allowance for equity funds used during construction ("AEFUDC"), (iii) lower interest costs related to tax reserves, and (iv) tax benefits related to stock incentives.

Other changes in income taxes decreased for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to (i) earnings in the NDT which are taxed at 20%, (ii) the AEFUDC, (iii) lower interest costs related to tax reserves, (iv) decreased state income taxes, and (v) tax benefits related to stock incentives.

(f)
Retail non-fuel base revenues increased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a $1.8 million increase in revenues related to the TCRF settlement agreement approved by the PUCT in Docket No. 49148 on December 16, 2019 and a $1.7 million increase in revenues related to the DCRF settlement agreement approved by the PUCT in Docket No. 49395 on September 27, 2019. Excluding the impact of rate changes, retail non-fuel base revenues for the three months ended March 31, 2020 decreased $2.8 million compared to the three months ended March 31, 2019, primarily due to decreased revenues from (i) sales to public authorities of $1.1 million caused by decreased kWh sales, (ii) small commercial and industrial customers of $0.8 million caused by decreased kWh sales, and (iii) large commercial and industrial customers of $0.5 million.

Retail non-fuel base revenues increased for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to (i) a $4.8 million increase related to the TCRF settlement agreement approved by the PUCT in Docket No. 49148 on December 16, 2019, (ii) a $3.6 million increase related to the DCRF settlement agreement approved by the PUCT in Docket No. 49395 on September 27, 2019, and (iii) a $2.8 million increase related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso, applicable to customer billings issued on or after October 1, 2018. Excluding the impact of rate changes, retail non-fuel base revenues for the twelve months ended March 31, 2020 decreased $2.0 million compared to the twelve months ended March 31, 2019, primarily due to decreased revenues from (i) small commercial and industrial customers of $1.6 million caused by decreased kWh sales and (ii) large commercial and industrial customers of $0.8 million.
Use of Non-GAAP Financial Measures
As required by ASU 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are recognized in the Company's Statements of Operations. This standard added the potential for significant volatility to the Company's reported results of operations as changes in the fair value of equity securities may occur. Furthermore, the equity investments included in the NDT are significant and are expected to increase significantly during the remaining life (estimated to be 25 to 28 years) of Palo Verde. Accordingly, the Company has provided the following non-GAAP financial measures to exclude the impact of changes in fair value of equity securities and realized gains (losses) from the sale of both equity and fixed income securities. Reconciliations of both non-GAAP financial measures to the most directly comparable financial information presented in accordance with GAAP are presented in the tables below. Non-GAAP adjusted net income (loss) is reconciled to GAAP net income (loss), and non-GAAP adjusted basic earnings (loss) per share is reconciled to GAAP basic earnings (loss) per share.

	Three Months Ended
	March 31,
	2020 (1)	2019
	(In thousands except for per share data)
Net income (loss) (GAAP)	$(35,209)	$6,089
Adjusting items before income tax effects
Unrealized (gains) losses, net	33,188	(16,690)
Realized (gains) losses, net	(24)	701
Total adjustments before income tax effects	33,164	(15,989)
Income taxes on above adjustments	(6,633)	3,198
Adjusting items, net of income taxes	26,531	(12,791)
Adjusted net loss (non-GAAP)	$(8,678)	$(6,702)

Basic earnings (loss) per share (GAAP)	$(0.87)	$0.15
Adjusted basic loss per share (non-GAAP)	$(0.21)	$(0.17)

(1)	Net income (loss) (GAAP) and Adjusted net loss (non-GAAP) include a pre-tax charge of $1.3 million, or $0.03 per share, after-tax, of strategic transaction costs.

	Twelve Months Ended
	March 31,
	2020 (1)	2019
	(In thousands except for per share data)
Net income (GAAP)	$81,739	$97,370
Adjusting items before income tax effects
Unrealized (gains) losses, net	14,026	(1,870)
Realized gains, net	(3,387)	(3,661)
Total adjustments before income tax effects	10,639	(5,531)
Income taxes on above adjustments	(2,128)	1,107
Adjusting items, net of income taxes	8,511	(4,424)
Adjusted net income (non-GAAP)	$90,250	$92,946

Basic earnings per share (GAAP)	$2.01	$2.39
Adjusted basic earnings per share (non-GAAP)	$2.21	$2.28

(1)	Net income (GAAP) and Adjusted net income (non-GAAP) include a pre-tax charge of $13.4 million, or $0.28 per share, after-tax, of strategic transaction costs.

Adjusted net income (loss) and adjusted basic earnings (loss) per share are not measures of financial performance under GAAP and should not be considered as an alternative to net income (loss) and basic earnings (loss) per share, respectively. Furthermore, the Company's presentation of any non-GAAP financial measure may not be comparable to similarly titled measures used by other companies. The Company believes adjusted net income (loss) and adjusted basic earnings (loss) per share are useful financial measures for investors and analysts in understanding the Company's core operating performance because each measure removes the effects of variances reported in the Company's results of operations that are not indicative of fundamental changes in the earnings capacity of the Company. Non-GAAP financial information should be read together with, and is not an alternative or substitute for, the Company's financial results reported in accordance with GAAP.

Historical Results of Operations
The following discussion includes detailed descriptions of factors affecting individual line items in the results of operations. The amounts presented below are presented on a pre-tax basis.
Operating revenues
We realize revenue from the sale of electricity to retail customers at regulated rates and the sale of energy in the wholesale power market generally at market-based prices. Sales for resale to our sole full requirements customer (which are FERC-regulated cost-based wholesale sales within our service territory) accounted for less than 1% of revenues.
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
No retail customer accounted for more than 3% of our non-fuel base revenues for the three and twelve months ended March 31, 2020. Residential and small commercial customers represent approximately 79% of our non-fuel base revenues. While this customer base is more stable, it is also more sensitive to changes in weather conditions. The current rate structures in Texas and New Mexico reflect higher base rates during the peak summer season of May through October and lower base rates during November through April for our residential and small commercial and industrial customers. As a result, our business is seasonal, with higher kWh sales and revenues during the summer cooling season.
Weather significantly impacts our residential, small commercial and industrial customers, and to a lesser extent, our sales to public authorities. Heating and cooling degree days can be used to evaluate the effect of weather on energy use. For each degree the average outdoor temperature varies from a standard of 65 degrees Fahrenheit, a degree day is recorded. For the three and twelve months ended March 31, 2020, retail non-fuel base revenues were negatively impacted by overall milder weather when compared to the three and twelve months ended March 31, 2019. The table below shows heating and cooling degree days compared to a 10-year average for the periods in 2020 and 2019.

	Three Months Ended			Twelve Months Ended
	March 31,			March 31,
			10-Year			10-Year
	2020	2019	Average	2020	2019	Average*
Heating degree days	1,079	1,134	1,092	2,076	2,106	2,055
Cooling degree days	12	36	35	2,983	3,173	2,887
________________________
* Calendar year basis.
Customer growth is a key driver of the growth of retail sales. The average number of retail customers grew 1.9% and 1.7% for the three and twelve months ended March 31, 2020, when compared to the three and twelve months ended March 31, 2019, respectively. See the tables presented on pages 43 and 44, which provide detail on the average number of retail customers and the related revenues and kWh sales.
Retail non-fuel base revenues. For the three months ended March 31, 2020, retail non-fuel base revenues increased $0.7 million, or 0.7%, compared to the three months ended March 31, 2019. Retail non-fuel base revenues increased primarily due to rate changes, which included (i) a $1.8 million increase related to the TCRF settlement agreement approved by the PUCT in Docket No. 49148 on December 16, 2019, applicable to customer billings issued on or after January 1, 2020 and (ii) a $1.7 million increase related to the DCRF settlement agreement approved by the PUCT in Docket No. 49395 on September 27, 2019, applicable to customer billings issued on or after October 1, 2019. Excluding the impact of rate changes, retail non-fuel base revenues for the three months ended March 31, 2020, decreased $2.8 million, compared to the three months ended March 31, 2019. This decrease was primarily due to decreased revenues from (i) sales to public authorities of $1.1 million caused by a 0.2% decrease in kWh sales, (ii) small commercial and industrial customers of $0.8 million caused by a 2.0% decrease in kWh sales, and (iii) large commercial and industrial customers of $0.5 million, compared to the three months ended March 31, 2019. Heating degree days decreased 4.9% in the three months ended March 31, 2020, when compared to the three months ended March 31, 2019.
Retail non-fuel base revenues for the twelve months ended March 31, 2020, increased $9.2 million, or 1.5%, compared to the twelve months ended March 31, 2019. Retail non-fuel base revenues increased primarily due to rate changes, which included (i) a $4.8 million increase related to the TCRF settlement agreement approved by the PUCT in Docket No. 49148 on December 16, 2019, (ii) a $3.6 million increase related to the DCRF settlement agreement approved by the PUCT in Docket No. 49395 on September 27, 2019, applicable to customer billings issued on or after October 1, 2019, and (iii) a $2.8 million increase related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso, applicable to customer billings issued on or after October 1, 2018. Excluding the impact of rate changes, retail non-fuel base revenues for the twelve months ended March 31, 2020, decreased $2.0 million, compared to the twelve months ended March 31, 2019. This decrease was primarily due to decreased revenues from (i) small commercial and industrial customers of $1.6 million caused by a 1.4% decrease in kWh sales and (ii) large commercial and industrial customers of $0.8 million, compared to the twelve months ended March 31, 2019. Heating degree days decreased 1.4% in the twelve months ended March 31, 2020, when compared to the twelve months ended March 31, 2019.
Fuel revenues. Fuel revenues are earned as and generally limited to fuel and purchased power costs incurred. Fuel revenues are also reduced by economy sales margins that are required to be shared with customers. Fuel revenues increased $1.7 million for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, principally due to lower shared margins on economy sales, offset in part by decreased fuel costs. Fuel revenues decreased $39.5 million for the twelve months ended March 31, 2020, when compared to the twelve months ended March 31, 2019, principally due to lower fuel and purchased power expenses offset in part by decreased shared margins on economy sales.
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
In June 2019, $1.0 million was credited to customers through the applicable fuel adjustment clauses as the result of a reimbursement from the DOE related to spent nuclear fuel storage.
Off-system sales. Off-system sales are sales into wholesale markets outside our service territory. Off-system sales are primarily made in off-peak periods when we have competitive generation capacity available after meeting our regulated service obligations. We have shared 100% of margins on non-arbitrage sales (as defined by the settlement approved in PUCT Docket No. 41852) and 50% of margins on arbitrage sales with our Texas customers since April 1, 2014. We are currently sharing 90% of off-system sales margins with our New Mexico customers (as reaffirmed in NMPRC Case No. 09-00171-UT), and 25% of our off-system sales margins with our sales for resale - full requirements customer under the terms of their contract. Palo Verde's availability is an important factor in realizing these off-system sales margins.
Off-system sales revenue decreased $17.0 million, or 48.6%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as a result of lower average market prices for power. Off-system sales revenue decreased $27.0 million, or 27.5%, for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, as a result of lower average market prices for power.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Three Months Ended March 31,	2020	2019	Amount	Percent
kWh sales:
Retail:
Residential	574,083	574,089	(6)	—%
Commercial and industrial, small	486,410	496,367	(9,957)	(2.0)
Commercial and industrial, large (1)	231,676	252,056	(20,380)	(8.1)
Sales to public authorities	331,249	331,947	(698)	(0.2)
Total retail sales	1,623,418	1,654,459	(31,041)	(1.9)
Wholesale:
Sales for resale - full requirements customer	11,281	11,770	(489)	(4.2)
Off-system sales	847,137	837,162	9,975	1.2
Total wholesale sales	858,418	848,932	9,486	1.1
Total kWh sales	2,481,836	2,503,391	(21,555)	(0.9)
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$55,579	$54,452	$1,127	2.1%
Commercial and industrial, small	33,460	33,004	456	1.4
Commercial and industrial, large (1)	6,925	7,246	(321)	(4.4)
Sales to public authorities	16,769	17,285	(516)	(3.0)
Total retail non-fuel base revenues (2) (3)	112,733	111,987	746	0.7
Wholesale:
Sales for resale - full requirements customer	442	546	(104)	(19.0)
Total non-fuel base revenues	113,175	112,533	642	0.6
Fuel revenues:
Recovered from customers during the period	25,268	28,545	(3,277)	(11.5)
Over collection of fuel	(7,744)	(12,758)	5,014	39.3
Total fuel revenues (4)	17,524	15,787	1,737	11.0
Off-system sales (5) (6)	17,971	34,979	(17,008)	(48.6)
Wheeling revenues (7)	5,079	6,005	(926)	(15.4)
Energy efficiency cost recovery	2,343	2,508	(165)	(6.6)
Miscellaneous (7)	1,804	2,010	(206)	(10.2)
Total revenues from customers	157,896	173,822	(15,926)	(9.2)
Other (7) (8)	667	541	126	23.3
Total operating revenues	$158,563	$174,363	$(15,800)	(9.1)
Average number of retail customers (9):
Residential	383,958	377,396	6,562	1.7%
Commercial and industrial, small	43,212	42,222	990	2.3
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,659	6,204	455	7.3
Total	433,877	425,870	8,007	1.9
________________________________________

(1)	Decrease in commercial and industrial large is primarily due to reduced demand by a customer during their facility upgrade over a five week period completed in February 2020.

(2)
2020 includes a $1.7 million base rate increase related to the DCRF settlement agreement approved in PUCT Docket No. 49395 on September 27, 2019, applicable to customer billings issued on or after October 1, 2019.

(3)
2020 includes a $1.8 million base rate increase related to the TCRF settlement agreement approved in PUCT Docket No. 49148 on December 16, 2019, applicable to customer billings issued on or after January 1, 2020.

(4)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $1.4 million and $1.9 million in 2020 and 2019, respectively.

(5)	Off-system sales decreased due to lower average market prices, partially offset by an increase in MWh sales.

(6)	Includes retained margins of $0.7 million and $0.9 million in 2020 and 2019, respectively.

(7)	Represents revenue with no related kWh sales.

(8)	Includes an energy efficiency bonus of $0.1 million in 2020.

(9)	The number of retail customers presented is based on the number of service locations.

Comparisons of kWh sales and operating revenues are shown below (in thousands):
			Increase (Decrease)
Twelve Months Ended March 31,	2020	2019	Amount	Percent
kWh sales:
Retail:
Residential	2,998,511	3,003,221	(4,710)	(0.2)%
Commercial and industrial, small	2,396,666	2,429,612	(32,946)	(1.4)
Commercial and industrial, large (1)	1,007,782	1,054,605	(46,823)	(4.4)
Sales to public authorities	1,567,660	1,566,845	815	0.1
Total retail sales	7,970,619	8,054,283	(83,664)	(1.0)
Wholesale:
Sales for resale - full requirements customer	61,326	59,031	2,295	3.9
Off-system sales	2,997,796	2,660,907	336,889	12.7
Total wholesale sales	3,059,122	2,719,938	339,184	12.5
Total kWh sales	11,029,741	10,774,221	255,520	2.4
Operating revenues:
Non-fuel base revenues:
Retail:
Residential	$304,118	$298,757	$5,361	1.8%
Commercial and industrial, small	196,285	194,048	2,237	1.2
Commercial and industrial, large (1)	34,890	35,040	(150)	(0.4)
Sales to public authorities	97,324	95,589	1,735	1.8
Total retail non-fuel base revenues (2) (3) (4)	632,617	623,434	9,183	1.5
Wholesale:
Sales for resale - full requirements customer	2,738	2,850	(112)	(3.9)
Total non-fuel base revenues	635,355	626,284	9,071	1.4
Fuel revenues:
Recovered from customers during the period	118,184	145,094	(26,910)	(18.5)
Over collection of fuel (5)	(22,156)	(9,544)	(12,612)	—
Total fuel revenues (6)	96,028	135,550	(39,522)	(29.2)
Off-system sales (7) (8)	71,335	98,342	(27,007)	(27.5)
Wheeling revenues (9)	21,695	20,745	950	4.6
Energy efficiency cost recovery	9,293	9,480	(187)	(2.0)
Miscellaneous (9)	7,895	7,739	156	2.0
Total revenues from customers	841,601	898,140	(56,539)	(6.3)
Other (9) (10)	4,593	4,113	480	11.7
Total operating revenues	$846,194	$902,253	$(56,059)	(6.2)
Average number of retail customers (11):
Residential	381,796	375,649	6,147	1.6%
Commercial and industrial, small	42,932	42,354	578	1.4
Commercial and industrial, large	48	48	—	—
Sales to public authorities	6,416	5,898	518	8.8
Total	431,192	423,949	7,243	1.7

________________________________________

(1)	Decrease in commercial and industrial large is primarily due to reduced demand by a customer during their facility upgrade over a five week period completed in February 2020.

(2)
2020 includes a $3.6 million base rate increase related to the DCRF settlement agreement approved in PUCT Docket No. 49395 on September 27, 2019, applicable to customer billings issued on or after October 1, 2019.

(3)	2020 includes a $4.8 million base rate increase related to the TCRF settlement agreement approved in PUCT Docket No. 49148 on December 16, 2019.

(4)	2020 and 2019 include $4.8 million and $2.0 million, respectively, related to the 1% increase in the City of El Paso franchise fee on gross revenues for services within the City of El Paso, applicable to customer billings issued on or after October 1, 2018.

(5)	2020 includes the portion of the DOE refunds related to spent fuel storage of $1.0 million, that was credited to customers through the applicable fuel adjustment clauses.

(6)	Includes deregulated Palo Verde Unit 3 revenues for the New Mexico jurisdiction of $4.8 million and $7.6 million in 2020 and 2019, respectively.

(7)	Off-system sales decreased due to lower average market prices, partially offset by an increase in MWh sales.

(8)	Includes retained margins of $2.4 million in 2020 and 2019.

(9)	Represents revenue with no related kWh sales.

(10)	Includes energy efficiency bonuses of $1.7 million and $1.3 million in 2020 and 2019, respectively.

(11)	The number of retail customers presented is based on the number of service locations.

Fuel and purchased power expense
Our sources of energy include electricity generated from our nuclear and natural gas generating plants and purchased power. Palo Verde represents approximately 30% of our net dependable generating capacity and approximately 57% and 49% of our Company-generated energy for the three and twelve months ended March 31, 2020, respectively. Fluctuations in the price of natural gas, which also is the primary factor influencing the price of purchased power, have had a significant impact on our cost of energy.
Fuel and purchased power expense decreased $14.7 million, or 30.4%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to (i) decreased natural gas costs of $9.4 million primarily due to a 45.5% decrease in the average cost of MWhs generated, partially offset by a 5.9% increase in MWhs generated with natural gas and (ii) decreased total purchased power costs of $5.2 million primarily due to a 36.0% decrease in the average cost of MWhs purchased.

	Three Months Ended March 31,
	2020			2019
Fuel Type	Cost	MWh	Cost per MWh	Cost	MWh	Cost per MWh
	(in thousands)			(in thousands)
Natural gas	$12,849	969,987	$13.25	$22,279	915,521	$24.33
Coal (a)	165	—	—	165	—	—
Nuclear	10,843	1,288,399	8.42	10,919	1,364,307	8.00
Total	23,857	2,258,386	10.56	33,363	2,279,828	14.63
Purchased power:
Photovoltaic	4,623	57,656	80.18	4,793	58,768	81.56
Other	5,144	272,930	18.85	10,170	265,303	38.33
Total purchased power	9,767	330,586	29.54	14,963	324,071	46.17
Total fuel and purchased power	$33,624	2,588,972	12.99	$48,326	2,603,899	18.56
_________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
Fuel and purchased power expense decreased $64.0 million, or 28.4%, for the twelve months ended March 31, 2020 compared to the twelve months ended March 31, 2019, primarily due to (i) decreased natural gas costs of $51.5 million primarily due to a 45.9% decrease in the average cost of MWhs generated, partially offset by a 6.0% increase in the MWhs generated with natural gas and (ii) decreased total purchased power costs of $13.3 million primarily due to a 18.0% decrease in the average cost of MWhs purchased and a 3.5% decrease in MWhs purchased.

	Twelve Months Ended March 31,
	2020					2019
Fuel Type	Cost		MWh	Cost per MWh		Cost	MWh	Cost per MWh
	(in thousands)					(in thousands)
Natural gas	$69,182		5,255,791	$13.16		$120,717	4,960,277	$24.34
Coal (a)	661		—	—		661	—	—
Nuclear	41,109	(b)	4,968,486	8.49	(b)	40,293	4,931,658	8.17
Total	110,952		10,224,277	10.96		161,671	9,891,935	16.34
Purchased power:
Photovoltaic	22,874		281,277	81.32		21,997	272,767	80.64
Other	27,393		1,058,987	25.87		41,579	1,116,799	37.23
Total purchased power	50,267		1,340,264	37.51		63,576	1,389,566	45.75
Total fuel and purchased power	$161,219		11,564,541	14.03		$225,247	11,281,501	19.97
_________
(a) Costs related to amortization of deferred coal mine reclamation obligations.
(b) Cost includes a DOE refund related to spent fuel storage of $1.1 million recorded in June 2019. Cost per MWh excludes this refund.

Operations and maintenance expense
Operations and maintenance expense increased $0.3 million, or 0.4%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to increases of (i) $3.0 million in maintenance costs at Newman, (ii) $0.9 million in outage costs at Newman Unit 5, and (iii) $0.7 million in A&G expense primarily due to changes in actuarial assumptions used to calculate expenses for retirement benefit plans, including a decrease in the discount rate. These increases were partially offset by decreases of $2.2 million in outage costs at Newman Unit 4 and $1.7 million in O&M expenses at Palo Verde.
Operations and maintenance expense decreased $2.3 million, or 0.7%, for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to decreases of (i) $3.0 million in O&M expenses at Newman due to decreased outage costs at Newman Units 1, 2, and 4, partially offset by increases in maintenance costs and outage costs at Newman Unit 5, and (ii) $1.8 million in O&M expenses at Palo Verde. These decreases were partially offset by increases of (i) $0.8 million in maintenance costs at Rio Grande, (ii) $0.7 million in transmission and distribution expense, and (iii) $0.7 million in A&G expense.
Depreciation and amortization expense
Depreciation and amortization expense increased $1.3 million, or 5.3%, and $5.7 million, or 5.9%, for the three and twelve months ended March 31, 2020, compared to the three and twelve months ended March 31, 2019, due to increased plant balances.
Taxes other than income taxes

Taxes other than income taxes decreased $0.1 million, or 0.7%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to decreased revenue related taxes in Texas, partially offset by increases in payroll taxes and property tax valuations in Texas.
Taxes other than income taxes increased $1.6 million, or 2.2%, for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to increased property tax valuations and tax rates, and increased revenue related taxes in Texas.
Other income (deductions)
Other income (deductions) decreased $51.9 million, or 204.4%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to (i) a $49.2 million decrease in realized and unrealized net gains on securities held in the NDT and (ii) $1.3 million of strategic transaction costs in the three months ended March 31, 2020, with no comparable costs in the three months ended March 31, 2019.
Other income (deductions) decreased $28.1 million, or 67.6%, for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to (i) a $16.2 million decrease in realized and unrealized net gains on securities held in the NDT and (ii) $13.4 million of strategic transaction costs in the twelve months ended March 31, 2020, with no comparable costs in the twelve months ended March 31, 2019.

Beginning on January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments, and began recording unrealized gains and losses on equity securities held in the NDT directly in earnings. Further details are shown below (in thousands):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Allowance for equity funds used during construction	$586	$1,001	$2,130	$3,534
Investment and interest income, net:
NDT unrealized gains (losses), net	(33,188)	16,690	(14,026)	1,870
NDT realized gains (losses), net	24	(701)	3,387	3,661
NDT dividends and interest income	1,242	1,788	6,977	7,337
Expected returns on benefit plans (ASU 2017-07)	6,303	5,913	24,002	23,496
Other	20	17	(19)	565
	(25,599)	23,707	20,321	36,929
Miscellaneous non-operating income	2,945	3,048	15,166	12,735
Strategic transaction costs	(1,295)	—	(13,405)	—
Miscellaneous non-operating deductions	(3,149)	(2,357)	(10,738)	(11,594)
Total other income (deductions)	$(26,512)	$25,399	$13,474	$41,604
Interest charges (credits)
Interest charges (credits) decreased by $0.7 million, or 3.2%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease in the interest cost component of net periodic benefit cost of the Company's benefit plans, and the purchase in lieu of redemption of $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the PCBs on May 22, 2019 at the stated interest rate of 3.60% per annum. These decreases were partially offset by the purchase in lieu of redemption of $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs on February 1, 2019.
Interest charges (credits) increased by $0.3 million, or 0.4%, for the twelve months ended March 31, 2020, compared to the twelve months ended March 31, 2019, primarily due to (i) additional borrowings under the RCF, (ii) interest expense on the $125.0 million aggregate principal amount of 4.22% Senior Notes due 2028 issued in June 2018, and (iii) an increase in the interest cost component of net periodic benefit cost of the Company's employee benefit plans. These increases were partially offset by the purchase in lieu of redemption of $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs on February 1, 2019 and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs on April 1, 2019, and the subsequent reoffering and sale of the PCBs on May 22, 2019 at the stated interest rate of 3.60% per annum.
Income tax expense (benefit)
Income tax expense decreased $12.5 million, or 659.3%, and $9.8 million, or 31.4%, for the three and twelve months ended March 31, 2020, compared to the three and twelve months ended March 31, 2019, primarily due to a decrease in pre-tax income and other permanent differences, partially offset by increased state income taxes.
New Accounting Standards
See Part I, Item 1, Financial Statements, Note A of Notes to Financial Statements for a discussion of new accounting standards adopted in 2020 and to be adopted in the future.
Inflation
For the last several years, inflation has been relatively low and, therefore, has had minimal impact on our results of operations and financial condition.

Liquidity and Capital Resources
At March 31, 2020, our capital structure, including common stock equity, long-term debt, and short-term borrowings under our RCF, consisted of 41.7% common stock equity and 58.3% debt. As of March 31, 2020, we had a balance of $57.4 million in cash and cash equivalents. As a precautionary measure in response to the growing COVID-19 pandemic and potential economic turmoil, on March 13, 2020, we borrowed $50.0 million under our RCF to increase our cash position, and maintain financial flexibility. Additionally, on March 20, 2020, we increased the borrowing commitments under our RCF by $50.0 million to $400.0 million, which increased our total available liquidity to $159.0 million at March 31, 2020. Based on current projections, we believe that we will have adequate liquidity through our current cash balances, cash from operations, available borrowings under the RCF and, if necessary, debt issuances in the capital markets or, after the closing of the Merger, an equity contribution from the Parent, to meet all of our anticipated cash requirements for the next twelve months including the maturity of $45.0 million aggregate principal amount of our Series C 5.04% Senior Notes due August 2020. Pursuant to the Merger Agreement, we can incur additional indebtedness up to $200.0 million (excluding borrowings up to the borrowing capacity of the RCF) prior to the closing of the Merger, without written consent from the Parent; however, we cannot issue shares of common stock, subject to certain limited exceptions, without the prior written consent of Parent. As discussed below, we have the necessary regulatory approvals to issue long-term debt and equity in the capital markets.
We expect to continue to maintain a prudent level of liquidity and monitor market conditions for debt and equity securities. Our liquidity needs can fluctuate quickly based on fuel prices and other factors and we are continuing to make investments in new electric plant and other assets in order to reliably serve our customers.
We believe we have adequate liquidity to meet our capital requirements over the next twelve months; however, the duration (which remains uncertain) and severity of the COVID-19 pandemic could extend disruptions to supply chains and capital markets, reduce labor availability and productivity, and cause a reduction in economic activity despite our efforts to manage these impacts.
Our principal liquidity requirements in the near-term are expected to consist of capital expenditures to expand and support electric service obligations, expenditures for nuclear fuel inventory, interest payments on our indebtedness, cash dividend payments, operating expenses including fuel costs, maintenance costs, taxes, and strategic transaction costs related to the Merger.
Capital Requirements. During the three months ended March 31, 2020, our primary capital requirements were related to the construction and purchase of electric utility plant, payment of common stock dividends and purchases of nuclear fuel. Capital expenditures for new electric utility plant were $50.9 million in the three months ended March 31, 2020, compared to $52.4 million in the three months ended March 31, 2019. Capital expenditures for 2020 are expected to be approximately $235.0 million. Capital requirements for purchases of nuclear fuel were $12.6 million in the three months ended March 31, 2020, compared to $9.5 million in the three months ended March 31, 2019.
On March 31, 2020, we paid a quarterly cash dividend of $0.385 per share, or $15.7 million, to shareholders of record as of the close of business on March 17, 2020. Under the Merger Agreement, we are allowed to declare and pay to our shareholders any dividends declared by our Board of Directors prior to the completion of the Merger, including a "stub period" dividend with respect to the period between the record date of the last regular quarterly dividend paid by us, and the closing date of the Merger. We may not declare or pay dividends or distributions on shares of common stock in an amount in excess of $0.385 per share for quarterly dividends declared before June 1, 2020, and $0.41 per share for quarterly dividends declared on or after June 1, 2020.
Our cash requirements for federal and state income taxes vary from year to year based on taxable income, which is influenced by the timing of revenues and expenses recognized for income tax purposes. Income tax payments in 2020 are expected to be approximately $20.0 million for federal and state income taxes, as compared to minimal income tax payments in 2019 primarily due to the utilization of our net operating loss carryforwards and tax credit carryforwards.
We continually evaluate our funding requirements related to our retirement plans, other post-retirement benefit plans and the NDT. During the three months ended March 31, 2020, we contributed $2.9 million and $0.2 million to our retirement plans and other post-retirement benefits plan, respectively, and $0.5 million to the NDT. We are in compliance with the funding requirements of the federal government for our benefit plans. In addition, with respect to our nuclear plant decommissioning trust, we are in compliance with the funding requirements of the federal law and the ANPP Participation Agreement. Despite the volatility in the capital markets resulting from the COVID-19 pandemic, we currently do not anticipate additional funding requirements beyond planned contributions for the year. We will continue to review our funding for these plans in order to meet our future obligations.
Capital Resources. Cash (used for) or provided by operations was $(1.5) million for the three months ended March 31, 2020 and $26.4 million for the three months ended March 31, 2019. Generally, cash provided by operations is a significant source for funding capital requirements. A component of cash flows from operations is the change in net over-collection and under-collection of fuel revenues. The difference between fuel revenues collected and fuel expense incurred is deferred to be either refunded (over-

recoveries) or surcharged (under-recoveries) to customers in the future. During the three months ended March 31, 2020, we had fuel under-recoveries of $6.2 million compared to over-recoveries of fuel costs of $12.8 million during the three months ended March 31, 2019. At March 31, 2020, we had a net fuel over-recovery balance of $12.2 million, including over-recoveries of $8.8 million in our Texas, $3.3 million in our New Mexico and $0.1 million in our FERC jurisdictions. On September 13, 2019, we filed a request with the PUCT, which was assigned PUCT Docket No. 49960, to decrease our Texas fixed fuel factor by approximately 12.2% to reflect decreased fuel expenses primarily related to a decrease in the price of natural gas used to generate power. On September 25, 2019, our fixed fuel factor was approved by the PUCT on an interim basis effective for the first billing cycle of the October 2019 billing month. The Texas fixed fuel factor was determined to be final on October 15, 2019, and will continue until changed by the PUCT. On November 26, 2019, we filed a petition with the PUCT, which was assigned PUCT Docket No. 50292, requesting authority to implement, beginning on January 1, 2020, a three-month, interim fuel refund of $15.0 million in fuel cost over-recoveries for the period from April 2019 through October 2019, including interest for the period from April 2019 through March 2020. On December 12, 2019, our fuel refund credit was approved on an interim basis. We implemented the fuel refund in customer bills beginning January 1, 2020, and completed the refund period on March 31, 2020, during which $14.0 million was refunded.
We received approval from the NMPRC on October 4, 2017, to amend and extend the RCF, increase the commitments under the RCF by up to $450.0 million, issue up to $350.0 million in long-term debt and to redeem and refinance the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs. On March 27, 2019, the NMPRC issued a final order approving our request to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions. On April 18, 2019, we received approval from the FERC to issue shares of common stock, including the reissuance of treasury shares, in an amount up to $200.0 million in one or more transactions; to utilize the existing RCF for short-term borrowings not to exceed $400.0 million at any one time; to issue up to $225.0 million in new long-term debt; and to remarket the $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and the $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs in the form of replacement bonds or senior notes of equivalent value, not to exceed $100.6 million. The authorization approved by the FERC is effective from April 18, 2019 through April 18, 2021, and supersedes its prior approvals.
Under these authorizations, on February 1, 2019, we purchased in lieu of redemption all of the 2009 Series A 7.25% PCBs utilizing funds borrowed under the RCF. On April 1, 2019, we purchased in lieu of redemption all of the 2009 Series B 7.25% PCBs utilizing funds borrowed under the RCF. On May 22, 2019, we reoffered and sold $63.5 million aggregate principal amount of 2009 Series A 7.25% PCBs and $37.1 million aggregate principal amount of 2009 Series B 7.25% PCBs with a fixed interest rate of 3.60% per annum until the PCBs mature on February 1, 2040 and April 1, 2040, respectively. The PCBs are subject to optional redemption at a redemption price of par on or after June 1, 2029. Proceeds from the remarketing of the PCBs were primarily used to repay outstanding short-term borrowings under the RCF.
On March 20, 2020, we exercised our option to extend the maturity of the RCF by one year to September 13, 2024 and to increase the borrowing commitments under the RCF by $50.0 million to $400.0 million. We have the option to extend the RCF by one additional year to September 2025 upon the satisfaction of certain conditions set forth in the RCF agreement, including requisite lender approval.
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
We maintain the RCF for working capital and general corporate purposes and financing of nuclear fuel through the RGRT. The RGRT, the trust through which we finance our portion of nuclear fuel for Palo Verde, is consolidated in our financial statements. The total amount borrowed for nuclear fuel by the RGRT, excluding debt issuance costs, was $143.8 million at March 31, 2020, of which $33.8 million had been borrowed under the RCF, and $110.0 million was borrowed through the issuance of senior notes. Borrowings by the RGRT for nuclear fuel, excluding debt issuance costs, were $140.0 million as of March 31, 2019, of which $30.0 million had been borrowed under the RCF and $110.0 million was borrowed through the issuance of senior notes. Interest costs on borrowings to finance nuclear fuel are accumulated by the RGRT and charged to us as fuel is consumed and recovered through fuel recovery charges. At March 31, 2020, $207.0 million was outstanding under the RCF for working capital and general corporate purposes. At March 31, 2019, $173.0 million was outstanding under the RCF for working capital and general corporate purposes. Total aggregate borrowings under the $400.0 million RCF at March 31, 2020, were $240.8 million with an additional $159.0 million available to borrow. The total aggregate borrowings on our RCF of $240.8 million at March 31, 2020, included the additional borrowing of $50.0 million on March 13, 2020, to increase our immediately available liquidity and to preserve our financial flexibility in light of the COVID-19 pandemic and economic turmoil.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to changes in interest rates, equity prices and commodity prices. See the 2019 Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for a complete discussion of the market risks we face and our market risk sensitive assets and liabilities. As of March 31, 2020, there have been no material changes in the market risks we face or the fair values of assets and liabilities disclosed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the 2019 Form 10-K, except as discussed in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q as it relates to COVID-19.

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation pursuant to Rule 13a-15(b) under the Exchange Act of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15, that occurred during the quarter ended March 31, 2020, that materially affected, or that were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We hereby incorporate by reference the information set forth in Part I of this report under Notes D and I of the Notes to Financial Statements.

Item 1A.	Risk Factors
Please see below the new risk factor affecting the Company, in addition to those discussed in “Risk Factors” in Item 1A of Part I of the 2019 Form 10-K, which could materially affect the Company’s financial condition or future results. In addition, the risk factors disclosed in the 2019 Form 10-K could be affected by the potential effects of the COVID-19 pandemic discussed herein.

We face risks related to COVID-19 and other health epidemics and outbreaks, including economic, regulatory, legal, workforce, and cyber security risks, which could adversely impact our financial condition, results of operations, cash flows and liquidity.

The recent outbreak of COVID-19 is a rapidly evolving situation that is adversely affecting current global economic activities and conditions. An extended slowdown of economic growth, decreased demand for commodities and/or material changes in governmental or regulatory policy in the U.S. could result in lower growth and reduced demand for and usage of electricity in our service territory as facilities continue to close or remain closed. The ability of our customers, contractors and suppliers to meet their obligations to us, including payment obligations, could also be affected under the current economic conditions.

Our state and local regulatory agencies, in response to a federal mandate or otherwise, could impose restrictions on the rates we charge to provide our services, including the inability to implement approved rates, or delay actions with respect to our rate cases and filings. The COVID-19 outbreak may affect our ability to timely satisfy regulatory requirements such as recordkeeping and/or timely reporting requirements. As the U.S. Environmental Protection Agency and many state environmental agencies have issued enforcement discretion policies for such issues, it is unclear whether the effect of any possible noncompliance due to COVID-19 will be material.

Furthermore, in the event a substantial portion of our workforce were to be impacted by COVID-19 for an extended period of time, we may face challenges with respect to our services or operation and we may not be able to execute our capital plan as anticipated. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays. We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

As many of our employees and third-party service providers work remotely in accordance with government mandates, we face heightened cyber security risks related to unauthorized system access, aggressive social engineering tactics and adversaries attacking the information technology systems, network infrastructure, technology and facilities used to conduct our operations. We will continue to monitor developments affecting our employees, customers and operations. At this time, however, we cannot predict the extent or duration of the COVID-19 outbreak or its effects on national, state and local economies, including the impact on our ability to access capital markets, our supply chain and our workforce, nor can we estimate the potential adverse impact from COVID-19 on our financial condition, results of operations, cash flows and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	12,404	$68.24	—	393,816
February 1 to February 29, 2020	—	—	—	393,816
March 1 to March 31, 2020	—	—	—	393,816
_____________________
(a) Represents shares of common stock delivered to us as payment of withholding taxes due upon the vesting of restricted stock held by our employees.

Item 5.	Other Information
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

Item 6.	Exhibits

Exhibit Number	Exhibit

† 10.01	Form of Restricted Stock Award Agreement between the Company and Adrian J. Rodriguez, Interim Chief Executive Officer, General Counsel and Assistant Secretary of the Company, dated April 2, 2020.

10.02	Amendment dated February 12, 2020, to the Franchise Agreement between the Company and the City of El Paso, dated July 12, 2005.

15	Letter re Unaudited Interim Financial Information

31.01	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO ELECTRIC COMPANY

By:	/s/ NATHAN T. HIRSCHI
Nathan T. Hirschi
Senior Vice President - Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Dated: May 7, 2020